Form 10-Q
period 2017-03-31
KLONDEX MINES LTD
filed 2017-05-04
CIK 1311605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 7(a)(2)(B) of the Securities Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
On May 2, 2017, there were 177,319,560 shares of the registrant's common stock with no par value per share, outstanding.

KLONDEX MINES LTD.
FORM 10-Q
For the Quarter Ended March 31, 2017

Cautionary statement regarding forward-looking statements
This Quarterly Report on Form 10-Q contains forward-looking information within the meaning of Canadian securities laws and forward-looking statements within th meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act") (collectively, "forward-looking statements"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are intended to be covered by the safe harbors provided by these regulations. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, identified by words or phrases such as “expects”, “is expected”, “anticipates”, “believes”, “plans”, “projects”, “estimates”, “assumes”, “intends”, “strategy”, “goals”, “objectives”, “potential”, “possible” or variations thereof or stating that certain actions, events, conditions or results “may”, “could”, “would”, “should”, “might” or “will” be taken, occur or be achieved, or the negative of any of these terms and similar expressions) are not statements of historical fact and may be forward-looking statements. Our forward-looking statements may include, without limitation, statements with respect to:

•	statements, tables and graphs under the headings "2017 full year outlook" and "Production forecast";

•	estimates of future mineral production, mining activities and sales (including graphs or other visual representations of future production forecasts);

•	estimates of future production costs and other expenses for specific operations and on a consolidated basis;

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
Forward-looking statements have been based upon our current business and operating plans, as approved by our Board of Directors; our cash and other funding requirements and timing and sources thereof; results of pre-feasibility and technical reports; mineral resource and reserve estimates; exploration activities; any required permitting processes; and current market conditions and project development plans. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	the prices of gold, silver, and other metals and commodities;

•	the cost of operations;

•	currency fluctuations;

•	inflation or deflation;

•	geological and metallurgical assumptions;

•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;

•	operating performance of equipment, processes and facilities; including the impact of weather on such operating performance;

•	timing of receipt of necessary governmental permits or approvals;

•	domestic and foreign laws or regulations, particularly relating to the environment, mining and processing;

•	changes in tax laws;

•	domestic and international economic and political conditions;

•	our ability to obtain or maintain necessary financing;

•	other risks and hazards associated with mining operations;

•	uncertainty of estimates of capital costs, operating costs, production and economic returns;

•	uncertainty related to inferred mineral resources;

•	labor relations and our need and/or ability to attract and retain qualified management and technical personnel; and

•	increased regulatory compliance costs relating to the Dodd-Frank Wall Street Reform and Consumer Protection Act
The foregoing list is not exhaustive of the factors that may affect any of our forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and our actual achievements or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in this Quarterly Report on Form 10-Q under the heading “Risk Factors” and in our Annual Report on Form 10-K.
Our forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the beliefs, expectations and opinions of management as of the date of this report. We do not assume any obligation to update forward-looking statements if circumstances or management’s beliefs, expectations or opinions should change, except as required by law. For the reasons set forth above, investors should not place undue reliance on forward-looking statements.
Cautionary note to U.S. investors regarding estimates of measured, indicated and inferred resources and proven and probable reserves
As used in this Quarterly Report on Form 10-Q, the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101-Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (CIM)-CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (“CIM Definition Standards”).
These definitions differ from the definitions in the U.S. Securities and Exchange Commission's ("SEC") Industry Guide 7 (“SEC Industry Guide 7”) under the Exchange Act.
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
The term “mineralized material” as used in this Quarterly Report on Form 10-Q, although permissible under SEC Industry Guide 7, does not indicate “reserves” by SEC Industry Guide 7 standards. We cannot be certain that any part of the mineralized material will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted. Brian Morris, our Vice President, Exploration and Geological Services (who is a "qualified person" for purposes of NI 43-101), has approved the disclosure of all the scientific and technical information contained in this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION Item 1. Financial Statements
KLONDEX MINES LTD. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (US dollars in thousands)

	Note	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents		$29,554	$47,636
Inventories	3	31,511	21,310
Prepaid expenses and other	4	5,834	4,678
Derivative assets	9	644	1,247
Total current assets		67,543	74,871
Mineral properties, plant and equipment, net	5	280,460	276,223
Derivative assets	9	582	1,545
Restricted cash		10,055	10,055
Deferred tax assets		16,852	17,284
Total assets		$375,492	$379,978
Liabilities
Current liabilities
Accounts payable		$26,255	$23,774
Accrued compensation and benefits		4,458	4,672
Derivative liabilities	9	1,506	1,721
Debt	6	8,951	8,502
Interest payable		—	23
Provision for legal settlement	17	3,000	3,000
Income taxes payable		633	—
Total current liabilities		44,803	41,692
Derivative liabilities	9	—	331
Debt	6	19,198	21,689
Deferred share units liability	8	728	812
Asset retirement obligations	7	25,829	25,436
Deferred tax liabilities		11,772	11,964
Total liabilities		102,330	101,924
Shareholders' Equity
Unlimited common shares authorized, no par value; 177,312,560 and 175,251,538 issued and outstanding at March 31, 2017 and December 31, 2016, respectively		—	—
Additional paid-in capital		367,824	363,899
Accumulated deficit		(68,507)	(58,280)
Accumulated other comprehensive loss		(26,155)	(27,565)
Total shareholders' equity		273,162	278,054
Total liabilities and shareholders' equity		$375,492	$379,978

The accompanying notes are an integral part of the condensed consolidated financial statements.

KLONDEX MINES LTD. CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (Unaudited) (US dollars in thousands, except per share amounts)

		Three months ended March 31,
	Note	2017	2016
Revenues		$41,710	$36,441
Cost of sales
Production costs		26,229	20,331
Depreciation and depletion		7,728	5,803
Write-down of production inventories	3	3,680	—
		4,073	10,307
Other operating expenses
General and administrative		4,488	3,418
Exploration		127	1,612
Development and projects costs		5,505	766
Asset retirement and accretion		381	247
Business acquisition costs		—	709
Loss on equipment disposal		116	—
Income (loss) from operations		(6,544)	3,555
Other income (expense)
(Loss) on derivatives, net	9	(2,144)	(5,644)
Interest (expense), net	6	(1,158)	(1,387)
Foreign currency (loss), net		(1,021)	(2,554)
Interest income and other, net		17	51
Income before tax		(10,850)	(5,979)
Income tax (expense) benefit	13	623	(684)
Net (loss)		$(10,227)	$(6,663)

Net (loss) per share
Basic	14	$(0.06)	$(0.05)
Diluted	14	$(0.06)	$(0.05)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KLONDEX MINES LTD. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited) (US dollars in thousands)

	Three months ended March 31,
	2017	2016
Net (loss)	$(10,227)	$(6,663)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax (expense) of ($495) and ($2,247) for the three months ended March 31, 2017 and 2016, respectively.	1,410	6,396
Comprehensive (loss)	$(8,817)	$(267)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KLONDEX MINES LTD. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (US dollars in thousands)

		Three months ended March 31,
	Note	2017	2016
Operating activities
Net (loss)		$(10,227)	$(6,663)
Significant items not involving cash
Depreciation and depletion		7,890	5,749
Asset retirement and accretion		381	247
Derivative fair value adjustments		1,052	4,078
Write-down of production inventories	3	1,446	—
Foreign exchange, net		899	2,156
Deferred tax expense (benefit)		240	229
Share-based compensation	12	716	455
Deliveries under Gold Purchase Agreement(1)		(1,860)	(1,238)
Loss on equipment disposal		116	—
Deferred share unit expense	8	(91)	—
Non-cash interest expense		153	—
		715	5,013
Changes in non-cash working capital
Trade receivables		—	(38)
Inventories		(6,414)	(825)
Prepaid expenses and other		(1,148)	(5,164)
Accounts payable		2,443	2,319
Accrued compensation and benefits		(219)	335
Interest payable		(23)	—
Income taxes payable		633	—
Net cash (used) provided by operating activities		(4,013)	1,640
Investing activities
Expenditures on mineral properties, plant and equipment		(17,008)	(11,929)
Cash paid for acquisitions		—	(20,000)
Net cash used in investing activities		(17,008)	(31,929)
Financing activities
Cash received from option and warrant exercises		3,209	2,286
Repayment of capital lease obligations		(112)	(127)
Payment of debt issuance costs		(217)	(768)
Net cash provided by financing activities		2,880	1,391
Effect of foreign exchange on cash balances		59	655
Net (decrease) in cash		(18,082)	(28,243)
Cash, beginning of period		47,636	59,097
Cash, end of period		$29,554	$30,854
(1) Represents Revenue less Interest Expense attributable to the Gold Purchase Agreement (as defined herein).
See Note 16. Supplemental cash flow information for additional details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

KLONDEX MINES LTD. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (US dollars in thousands, except shares)

	Note	Common shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance at December 31, 2016		175,251,538	$363,899	$(58,280)	$(27,565)	$278,054
Share-based compensation expense	12	—	716	—	—	716
Option exercises	12	920,222	1,528	—	—	1,528
Warrant exercises	11	1,140,800	1,681	—	—	1,681
Net (loss)		—	—	(10,227)	—	(10,227)
Foreign currency translation adjustments		—	—	—	1,410	1,410
Balance at March 31, 2017		177,312,560	$367,824	$(68,507)	$(26,155)	$273,162

The accompanying notes are an integral part of the condensed consolidated financial statements.

Klondex Mines Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Klondex Mines Ltd. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations of the SEC. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and related note disclosures of the Company's Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments and disclosures necessary to fairly present the interim financial information set forth herein have been included. These interim financial statements, with the exception of any recently adopted accounting pronouncements described in Note 2. Recent accounting pronouncements, follow the same significant accounting policies disclosed in the Company's most recent Annual Report on Form 10-K. .
The results reported in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year or for future years.
All amounts are expressed and presented in thousands of United States dollars (unless otherwise noted) and references to "CDN$" refer to Canadian dollars.
2. Recent accounting pronouncements
Recently adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting." ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an accounting policy election for forfeitures, and classification on the statement of cash flows. ASU No. 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, which for the Company means the first quarter of the year ending December 31, 2017. The Company has adopted ASU 2016-09, which other than presentation and disclosure changes, did not have a material impact on its financial statements.
Recently issued
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which has been amended several times. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures surrounding revenue recognition. ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017, which for the Company means the first quarter of the year ending December 31, 2018. The Company has evaluated the potential impacts of ASU No. 2014-09 and does not expect it will have a material impact on its financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases." ASU No. 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations resulting from leases. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, which for the Company means the first quarter of the year ending December 31, 2019. The Company is currently evaluating the impact that ASU No. 2016-02 will have on its financial Statements.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 addresses eight specific cash flow issues with the objective of reducing the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which for the Company means the first quarter of the year ending December 31, 2018. The Company is currently evaluating the impact that ASU No. 2016-15 will have on its financial Statements.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows - Restricted Cash." ASU No. 2016-18 requires that restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which for the Company means the first quarter of the year ending December 31, 2018. The Company is currently evaluating the impact that ASU No. 2016-18 will have on its financial statements.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations." ASU No. 2017-01 clarifies the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU No. 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December

15, 2017, which for the Company means the first quarter of the year ending December 31, 2018. The Company is currently evaluating the impact that ASU No. 2017-01 will have on its financial statements.
3. Inventories
The following table provides the components of Inventories (in thousands):

	March 31, 2017	December 31, 2016
Supplies	$6,565	$5,541
Production related inventories:
Stockpiles	14,334	6,604
In-process	8,726	7,316
Doré finished goods	1,886	1,849
	$31,511	$21,310
As of March 31, 2017 and December 31, 2016, the Company's stockpiles, in-process, and doré finished goods inventories included approximately $5.8 million and $2.0 million, respectively, of capitalized non-cash depreciation and depletion costs.
The period-end market value of the Company's production-related inventories is determined in part by using the period-end prices (per ounces) of gold and silver and is sensitive to these inputs. Write-downs have resulted solely from the Company's application of its lower of average cost or net realizable value accounting policy and were unrelated to any ounce adjustments or changes to recovery rates. Write-downs for the three months ended March 31, 2017 were related to Midas and True North (both as defined herein).
The following table provides information about the Company's write-downs (in thousands, except per ounce amounts):

	Three months ended March 31,
Type of previously incurred cost	2017	2016
Cash production costs	$2,234	$—
Allocated depreciation and depletion	1,446	—
Write-down of production inventories	$3,680	$—

Period-end prices used in write-down calculation
Price per gold ounce	$1,242	$1,234
Price per silver ounce	$18.06	$15.38
Further declines from March 31, 2017 metal price levels and/or future production costs greater than the March 31, 2017 carrying value included in Inventories could result in, or contribute to, additional future write-downs of production-related inventories.
4. Prepaid expenses and other
The following table provides the components of Prepaid expenses and other (in thousands):

	March 31, 2017	December 31, 2016
Prepaid taxes	$2,882	$1,390
Vendor prepayments	779	315
Prepaid claim maintenance and land holding costs	541	909
Prepaid insurance	499	518
Utilities, rent, and service deposits	158	178
Software maintenance	129	60
Royalties	49	82
Other	797	1,226
	$5,834	$4,678

5. Mineral properties, plant and equipment, net
The following table provides the components of Mineral properties, plant and equipment, net (in thousands):

	March 31, 2017	December 31, 2016
Mineral properties	$163,204	$163,012
Facilities and equipment	101,176	97,054
Mine development	68,953	54,070
Land	3,835	3,828
Asset retirement cost assets(1)	3,191	2,887
Construction in progress	14,312	16,472
	354,671	337,323
Less: accumulated depreciation and depletion	(74,211)	(61,100)
	$280,460	$276,223
(1)Asset retirement cost assets relate to increases in asset retirement obligations at sites with proven and probable reserves.
Facilities and equipment included $1.5 million and $1.5 million at March 31, 2017 and December 31, 2016, respectively, for the gross amount of mobile mine equipment acquired under capital lease obligations. Accumulated depreciation on such mobile mine equipment totaled $0.6 million and $0.5 million at March 31, 2017 and December 31, 2016, respectively.
At March 31, 2017, construction in progress of $14.3 million included $8.7 million related to facilities and equipment, $4.7 million of mine development, $0.6 million of mineral properties, and $0.3 million of other.
6. Debt
The following table summarizes the components of Debt (in thousands):

	March 31, 2017	December 31, 2016
Debt, current:
Gold Purchase Agreement	$8,455	$8,023
Capital lease obligations	496	479
	$8,951	$8,502
Debt, non-current:
Revolver(1)	$11,095	$11,165
Gold Purchase Agreement	7,643	9,935
Capital lease obligations	460	589
	$19,198	$21,689
(1) Net of unamortized issuance costs of $0.9 million.
The following table summarizes the components of Interest (expense), net (in thousands):

	Three months ended March 31,
	2017	2016
Gold Purchase Agreement	$783	$1,126
Promissory Note	—	180
Revolver interest and stand-by fees	334	—
Capital lease obligations	9	17
Other	32	64
	$1,158	$1,387

Revolver
On March 23, 2016, the Company, as borrower, and Investec Bank PLC ("Investec"), as lender and security agent, entered into a $25.0 million secured revolving facility agreement (the "Revolver"). The Revolver was amended on October 27, 2016 to increase the borrowing capacity by $10.0 million to $35.0 million. During the year ended December 31, 2016, the Company drew $12.0 million from the Revolver to retire the Promissory Note (as defined herein) related to the acquisition of True North (as defined herein). Borrowings under the Revolver bear interest per annum at LIBOR plus Margin plus Risk Premium, as such terms are defined in the Revolver. Margin is determined by the Company's Gearing Ratio (a measure of debt to EBITDA) and ranges from 2.75%-4.00% per annum and the Risk Premium is 0.35% per annum, until the Gold Purchase Agreement balance is less than $10.0 million, at which time the Risk Premium is no longer applicable (as such terms are defined in the Revolver). Revolver borrowings may be utilized by the Company for working capital requirements, general corporate purposes, and capital investments and expenditures.
On March 31, 2017, pursuant to an amendment, the Revolver's maturity date was extended from March 23, 2018 to December 31, 2019, unless otherwise extended by the parties, and the reserves and resources required to be maintained by the Company under the Revolver were amended. The Revolver is secured by all of the Company's assets on a pari passu basis with the Gold Purchase Agreement.
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
During the three months ended March 31, 2017 and 2016, the Company delivered 2,000 gold ounces for each period under the Gold Purchase Agreement. The Company is required to deliver 2,000 gold ounces per quarter (8,000 gold ounces per year) during fiscal years 2017 and 2018.
Capital lease obligations
The Company's capital lease obligations are for the purchase of mobile mine equipment and passenger vehicles, bear interest at approximately 4.0% per annum, and carry 36-month terms. The Company's capital lease obligations are secured by the underlying assets financed.
Secured Promissory Note
In conjunction with its January 22, 2016 acquisition of True North, the Company entered into a $12.0 million promissory note to the vendor with an annual interest rate of 4.0% ("Promissory Note"). The Promissory Note required principal repayments of $4.0 million in each of the succeeding three years on the anniversary of the closing date. Interest payments were due monthly. In the fourth quarter of 2016, the Company repaid the entire principal amount of the Promissory Note without penalty and recorded a $0.5 million Loss on debt extinguishment for the unamortized issuance discount.
Debt covenants
The Company's debt agreements contain certain representations and warranties, restrictions, events of default, and covenants that are customary for agreements of these types. Additionally, the Revolver contains financial covenants which require the Company to maintain a Tangible Net Worth not less than $100.0 million, a Gearing Ratio (a measure of debt to EBITDA) not greater than 4.00:1, a Cash Balance not less than $10.0 million, and a Current Ratio not less than 1.10:1 (as such terms are defined in the Revolver). The Company was in compliance with all debt covenants as of March 31, 2017 and December 31, 2016.

7. Asset retirement obligations
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

	March 31, 2017	December 31, 2016
Balance, beginning of period	$25,436	$12,387
Changes in estimates	—	2,866
Accretion expense	381	1,122
Additions resulting from Hollister Acquisition - Hollister	—	4,481
Additions resulting from Hollister Acquisition - Aurora	—	2,677
Additions resulting from True North Acquisition	—	1,793
Effect of foreign currency	12	110
Balance, end of period	$25,829	$25,436
As of March 31, 2017, the Company's asset retirement obligations were secured by surety bonds totaling $48.2 million, which were partially collateralized by Restricted cash totaling $10.0 million. During the three months ended March 31, 2017, the amount of restricted cash collateralizing the surety bonds remained unchanged.
The following table provides a listing of the Company's asset retirement obligations by property (in thousands):

	March 31, 2017	December 31, 2016
Midas	$12,792	$12,616
Hollister	6,206	6,110
Aurora	2,783	2,741
Fire Creek	2,339	2,303
True North	1,709	1,666
	$25,829	$25,436
8. Deferred share units liability
In May 2016, the Board of Directors adopted the Deferred Share Unit Plan (the "DSU Plan") to: (1) assist the Company in the recruitment and retention of qualified non-employee directors and (2) further align the interests of directors with shareholders. The DSU Plan is administered by the Compensation and Governance Committee of the Board of Directors of the Company. Under the DSU Plan, non-employee directors may receive a portion of their annual compensation in the form of Deferred Share Units ("DSUs"). The value of a DSU is determined as the weighted average closing price of the Company's common shares for the five days preceding such valuation date (the "DSU Value"). DSUs are fully vested at the time of grant and are retained until a director is separated or terminated from the Board of Directors of the Company, at which time the number of DSUs credited to such director's account multiplied by the DSU Value is to be paid out in cash. In the event the Company pays cash dividends, additional DSUs are to be credited to each director's account in an amount equal to the cash value that would have been received by the directors had the DSUs been held as common shares of the Company divided by the DSU Value. DSUs have no voting rights.
The fair value of DSUs granted each year, together with the change in fair value of all outstanding DSUs, is recorded within General and administrative and totaled $(0.1) million during the three months ended March 31, 2017.

The following table provides a summary of the Company's outstanding DSUs:

Three months ended March 31, 2017
Outstanding at beginning of period	180,183
Granted	—
Redeemed	—
Outstanding at end of period	180,183
9. Derivatives
The following table provides a listing of the Company's derivative instruments (in thousands):

Description	Recorded Within	March 31, 2017	December 31, 2016
Gold Purchase Agreement embedded derivative	Derivative assets, current	$644	$1,247
Gold Purchase Agreement embedded derivative	Derivative assets, non-current	582	1,545
		$1,226	$2,792

Gold Offering Agreement	Derivative liabilities, current	$1,448	$1,721
Forward metal sales	Derivative liabilities, current	58	—
Gold Offering Agreement	Derivative liabilities, non-current	—	331
		$1,506	$2,052
The following table lists the net amounts recorded for (Loss) on derivatives, net (in thousands):

	Three months ended March 31,
	2017	2016
Gold Purchase Agreement embedded derivative	(1,407)	(3,386)
Gold Offering Agreement	(342)	(1,171)
Forward metal sales(1)	(395)	(1,087)
	$(2,144)	$(5,644)
(1) Loss (gain) on settlement of forward metal sales derivative instruments, which was determined by the difference in the fixed forward price received by the Company and the spot price on the applicable delivery date. See Forward Metal Sales discussed below.

Gold Purchase Agreement embedded derivative
The Company's Gold Purchase Agreement (as defined and discussed in Note 6. Debt) contains an embedded compound derivative for: 1) the prepayment option, which is at the discretion of the Company, and 2) the forward sales component, which was established on the transaction date and incorporates the then current forward gold prices. In addition to recurring fair value adjustments, gains and losses on the Gold Purchase Agreement's embedded derivative relate to the difference in the forward gold price received by the Company and the spot price of gold on each delivery date. The following table summarizes information about past and future gold deliveries under the Gold Purchase Agreement:

	Outstanding Future Deliveries		Three months ended March 31,
	2018	2017	2017	2016
Gold ounces	8,000	6,000	2,000	2,000
Average forward gold price	$1,369	$1,336	$1,322	$1,302
Average gold spot price on delivery date	n/a	n/a	$1,238	$1,195
Gold Offering Agreement
In March 2011, the Company entered into a gold offering agreement, as amended in October 2011 (the "Gold Offering Agreement"), which granted the counterparty the right to purchase, on a monthly basis, the refined gold produced from the Fire Creek mine ("Fire Creek") for a five-year period which began in February 2013 and ends in February 2018. When/if the counterparty elects to purchase the refined gold, the purchase price is calculated as the average PM settlement price per gold ounce on the London Bullion Market Association for the 30 trading days immediately preceding the relevant purchase election date. A 1.0% discount was applicable through February 29, 2016 and no longer exists. In addition to recurring fair value adjustments, gains and losses on the Gold Offering Agreement relate to: 1) the difference in the gold price paid to the Company from the counterparty and the spot price of gold on the applicable delivery date, and 2) losses incurred by the Company to net cash settle any obligations arising from the Gold Offering Agreement. The following table summarizes information about gold purchased under the Gold Offering Agreement:

	Three months ended March 31,
	2017	2016
Gold ounces purchased by counterparty	22,040	19,583
Average gold price paid to the Company	$1,206	$1,100
Average gold spot price on delivery date	$1,250	$1,150
Forward metal sales
In order to increase the certainty of expected future cash flows, from time to time, the Company enters into fixed forward spot trades for a portion of its projected gold and silver sales. These agreements are considered derivative financial instruments. The following table summarizes information about the Company's forward trades:

	Three months ended March 31,
	2017	2016
Gold ounces covered	48,558	27,270
Average price per gold ounce	$1,236	$1,186
Silver ounces covered	287,000	524,616
Average price per silver ounce	$17.88	$15.21
The balances as of March 31, 2017, are scheduled to be delivered in 2017.
10. Fair value measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities recorded at fair value in the Condensed Consolidated Financial Statements are classified using a fair value hierarchy that reflects the significance of the inputs used in making the fair value measurements. The fair value hierarchy has the following levels:
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

Financial assets and liabilities are classified in their entirety based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2017. The following table provides a listing (by level) of the Company's financial assets and liabilities which are measured at fair value on a recurring basis (in thousands):

		March 31, 2017			December 31, 2016
Assets:	Note	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Gold Purchase Agreement embedded derivative	9	$—	$1,226	$—	$—	$2,792	$—
		$—	$1,226	$—	$—	$2,792	$—

Liabilities:
Deferred share units liability	8	$—	$728	$—	$—	$812	$—
Gold Offering Agreement	9	—	—	1,448	—	—	2,052
Forward metal sales	9	—	58	—	—	—	—
		$—	$786	$1,448	$—	$812	$2,052
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
Gold Offering Agreement - This liability was valued by a third-party consultant (and reviewed by the Company) using a simulation-based pricing model and is classified within level 3 of the fair value hierarchy as it incorporates an estimate of the Company's future gold production from Fire Creek, which is not an observable input, as well as quoted prices from active markets and certain observable inputs, such as, forward gold prices and the volatility of such prices. The Company's 2017 gold production from Fire Creek is estimated to range from 97,000 - 100,000 ounces, the amounts of which were incorporated into the March 31, 2017 valuation.
Forward metal sales - Forward metal sales are valued using observable inputs, which are forward metal prices. Such instruments are classified within Level 2 of the fair value hierarchy.
Items disclosed at fair value - Other than the above, the carrying values of financial assets and liabilities approximate their fair values, other than Debt, which is carried at amortized cost. As of March 31, 2017, the fair value of the Gold Purchase Agreement, including the embedded features, was approximately $16.9 million.
Level 3 information
The following table provides additional detail for the Company's Level 3 financial liability (in thousands):

Gold Offering Agreement liability:	March 31, 2017
Balance at beginning of the period	$2,052
Gain from change in fair value	(604)
Balance at end of the period	$1,448

(Loss) gain on derivative, net:
Settlement losses	$(946)
Gain from change in fair value	604
$(342)
11. Share capital
Common shares
The authorized share capital of the Company is comprised of an unlimited number of common shares with no par value. Common shares are typically issued in conjunction with corporate financing efforts, the exercise of warrants (discussed below), and pursuant to share-based compensation arrangements (see Note 12. Share-based compensation).

Share Purchase Warrants
The Company has previously issued share purchase warrants in conjunction with its acquisition of Hollister and Midas (both as defined herein) in 2016 and 2014, respectively, and other past debt and equity financing transactions. The following table summarizes activity of the Company's warrant activity:

	March 31, 2017
Warrants	Number of Warrants	Weighted Average Exercise Price - CDN$
Outstanding, beginning of period	11,140,800	$3.86
Exercised	(1,140,800)	1.95
Outstanding, end of period	10,000,000	$4.08
Exercisable, end of period	5,000,000	$2.15
The following table provides a summary of the Company's outstanding warrants:

	March 31, 2017
Exercise price per share - CDN$	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price - CDN$
$2.00 - $2.49	5,000,000	11.87	2.15
$6.00	5,000,000	15.00	6.00
	10,000,000	13.44	$4.08
12. Share-based compensation
The Company has a Share Option and Restricted Share Unit Plan ("New Share Plan") to compensate eligible participants, which can include directors, officers, employees, and service providers to the Company. The New Share Plan is administered by the Board of Directors of the Company and is subject to conditions and restrictions over award terms, grant limits, and grant prices. The New Share Plan was approved at the June 15, 2016 annual and special meeting of shareholders. Subject to certain adjustments, the maximum number of common shares available for grant under the New Share Plan is equal to 8.9% of the common shares then outstanding less the aggregate number of common shares reserved for issuance under all of the Company's other share-based compensation plans. Additionally, the maximum number of common shares available for issuance pursuant to grants under the restricted share unit portion of the New Share Plan is subject to a sub-cap and cannot exceed 4.0% of the total number of common shares outstanding at the time of grant of the applicable award.
The New Share Plan replaced the Company's Share Incentive Plan (the "Legacy SIP"), which permitted the granting of share options and common share awards. Awards outstanding under the Legacy SIP will continue to vest in accordance with their grant terms and reduce the number of shares available for issuance under the New Share Plan (discussed above).
Share-based compensation costs
The following table summarizes the Company's share-based compensation cost by award type (in thousands):

	Three months ended March 31,
Share-based compensation cost by award	2017	2016
Share options	$173	$412
Restricted share units - time vesting criteria	444	71
Restricted share units - performance vesting criteria	92	—
Common share awards	7	(28)
	$716	$455

The following table summarizes activity of the Company's share-based compensation for restricted share units ("RSUs"), common share awards, and share options:

	Three months ended March 31, 2017
	Restricted share units - time-based vesting(1)		Restricted share units - performance-based vesting	Common share awards	Share options
Outstanding, beginning of period	948,038		212,243	56,665	5,233,105
Granted	27,124	(4)	—	—	—
Forfeited	(56,102)		—	—	(73,333)
Exercised(3)	—		—	—	(920,222)
Outstanding, end of period	919,060		212,243	56,665	4,239,550
(1) Includes awards with comparable terms and characteristics of RSUs, even if such awards are not called "RSUs" under the plan they were granted.
(2) Not applicable to Share options.
(3) Only applicable to Share options.
(4) The weighted average grant-date fair value of time-based RSUs granted during the three months ended March 31, 2017 was CDN$5.39.
13. Income taxes
Major components of our income tax (expense) benefit for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three months ended March 31,
	2017	2016
Current:
Canada	$—	$—
United States	864	(455)
Total current income tax (expense) benefit	864	(455)
Deferred:
Canada	—	—
United States	(241)	(229)
Total deferred income tax (expense)	(241)	(229)
Total income tax (expense) benefit	$623	$(684)

14. Net (loss) income per share
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

	Three months ended March 31,
	2017	2016
Net (loss)	$(10,227)	$(6,663)
Weighted average common shares:
Basic	175,570,592	140,248,413
Effect of:
Share options	—	—
Warrants	—	—
Common share awards	—	—
Diluted	175,570,592	140,248,413
Net (loss) per share
Basic	$(0.06)	$(0.05)
Diluted	$(0.06)	$(0.05)
Diluted net income per share excludes common share-based instruments in periods where inclusion would be anti-dilutive. During the three months ended March 31, 2017, the Company's basic weighted average common shares and diluted weighted average common shares were the same because the effects of potential execution was anti-dilutive due to the Company's net loss. Had the Company generated net income, during the three months ended March 31, 2017, the effects from executing 3,878,026 warrants, 2,595,078 share options, and 546,196 RSUs would have been included in the diluted weighted average common shares calculation.
15. Segment information
The Company's reportable segments are comprised of operating units which have revenues, earnings or losses, or assets exceeding 10% of the respective consolidated totals, each of which is reviewed by the Company’s Chief Executive Officer to make decisions about resources to be allocated to the segments and to assess their performance. The table below summarizes segment information:

Three months ended March 31, 2017	Fire Creek	Midas	True North	Hollister	Aurora	Corporate and other	Total
Revenues	$20,451	$15,789	$5,470	$—	$—	$—	$41,710
Cost of sales
Production costs	6,781	12,542	6,906	—	—	—	26,229
Depreciation and depletion	1,657	4,536	1,535	—	—	—	7,728
Write-down of production inventories	—	951	2,729	—	—	—	3,680
	12,013	(2,240)	(5,700)	—	—	—	4,073
Other operating expenses
General and administrative	191	156	253	—	—	3,888	4,488
Exploration	127	—	—	—	—	—	127
Development and projects costs	—	—	—	5,505	—	—	5,505
Asset retirement and accretion	36	177	30	96	42	—	381
Loss on equipment disposal	36	80	—	—	—	—	116
Income (loss) from operations	$11,623	$(2,653)	$(5,983)	$(5,601)	$(42)	$(3,888)	$(6,544)
Capital expenditures	$6,804	$5,544	$3,458	$298	$615	$289	$17,008
Total assets	$55,664	$109,636	$49,179	$116,340	$16,199	$28,474	$375,492

Three months ended March 31, 2016	Fire Creek	Midas	True North	Hollister	Aurora	Corporate and other	Total
Revenues	$21,934	$14,507	$—	$—	$—	$—	$36,441
Cost of sales
Production costs	8,657	11,674	—	—	—	—	20,331
Depreciation and depletion	1,914	3,889	—	—	—	—	5,803
Write-down of production inventories	—	—	—	—	—	—	—
	11,363	(1,056)	—	—	—	—	10,307
Other operating expenses
General and administrative	161	161	—	—	—	3,096	3,418
Exploration	1,503	109	—	—	—	—	1,612
Development and projects costs	—	—	766	—	—	—	766
Asset retirement and accretion	41	176	30	—	—	—	247
Business acquisition costs	—	—	709	—	—	—	709
Income (loss) from operations	$9,658	$(1,502)	$(1,505)	$—	$—	$(3,096)	$3,555
Capital expenditures	$5,456	$4,991	$1,172	$—	$—	$310	$11,929
Total assets	$41,919	$103,124	$38,817	$—	$36,461	$—	$220,321
16. Supplemental cash flow information
The following table provides a summary of significant supplemental cash flow information:

	Three months ended March 31,
	2017	2016
Cash paid for federal and state income taxes	$—	$1,904
Mineral properties, plant and equipment acquired through Promissory Note	—	12,000
17. Commitments and contingencies
Provision for legal settlement
In 2012, three former directors and/or employees of the Company resigned or were terminated for cause and because the Company believed that each individual breached certain duties, no amounts for severance benefits and/or the receipt of previously granted share-based compensation awards were initially accrued. The individuals filed claims against the Company for such compensation benefits and other claims and as of the date of these Condensed Consolidated Financial Statements, two of the three individuals had entered into agreements with the Company to dismiss such claims without the ability to refile a claim in the future.
Through a mediation process, during the first quarter of 2017 the Company reached what it believes is a final settlement regarding the case for the remaining third individual which calls for a $3.0 million cash payment and, accordingly, during the year ended December 31, 2016, the Company accrued a Provision for legal settlement for this amount. As of March 31, 2017, the Company remained obligated for the associated settlement payment. Subsequent to the end of March 31, 2017, the payment was made with no further obligation from the Company.
Royalty commitments
Certain patented and unpatented mining claims at all mine sites are subject to lease and royalty agreements that require payments to holders based on minimum annual payment schedules and/or a percentage of the mineral values produced from, or transported through, the royalty claims. Amounts due pursuant to royalty agreements are not recorded in the Condensed Consolidated Financial Statements until such time when the amounts are actually payable. The primary type of royalty agreement applicable to the mine sites is a net smelter return ("NSR") royalty. Under an NSR royalty, the amount paid by the Company to the royalty holder is generally calculated as the royalty percentage multiplied by the market value of the minerals produced less charges and costs for milling, smelting, refining, and transportation. During the three months ended March 31, 2017 and 2016, the Company did not make any payments related to minimum and advance royalty payments.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion & Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements (as previously defined) which are subject to numerous risks and uncertainties, as more fully described in the Cautionary statement regarding forward-looking statements section of this Quarterly Report on Form 10-Q. This MD&A provides a discussion and analysis of the financial condition and results of operations of the Company and includes the Company's subsidiaries. This MD&A should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the "SEC") as well as our interim unaudited Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on form 10-Q and our audited financial statements and notes thereto included ion our Annual Report on Form 10-K for the year ended December 31, 2016 . The following discussion has been prepared based on information available to us as of May 4, 2017. All dollar amounts included in this MD&A are expressed in thousands of United States dollars unless otherwise noted. References to CDN$ refer to Canadian dollars. References to "Notes" refer to the notes to Condensed Consolidated Financial Statements.
In this MD&A, we use the non-GAAP performance measures "Production cash costs per gold equivalent ounce sold" and "All-in costs per gold ounce sold", which should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See the Non-GAAP performance measures section of this MD&A for additional detail.
Introduction and strategy
We are a well–capitalized, junior–tier gold and silver mining company focused on exploration, development, and production in a safe, environmentally responsible, and cost–effective manner. As of March 31, 2017, we had 100% interests in three producing mines: (1) the Fire Creek mine ("Fire Creek") and (2) the Midas mine and ore milling facility ("Midas"), both of which are located in the state of Nevada, USA, and (3) the True North gold mine and mill in Manitoba, Canada ("True North", formerly known as the Rice Lake mine). The Company also has 100% interests in two recently acquired projects: (1) the Hollister mine ("Hollister") and (2) the Aurora mine and ore milling facility ("Aurora", formerly known as Esmeralda), both of which are also located in Nevada, USA.
Prior to February 2014, our only mine was Fire Creek, and since that time, we have experienced growth in our annual gold and silver production, total assets, and workforce largely due to the acquisitions of Midas (February 2014), True North (January 2016), and Hollister and Aurora (October 2016).
Gold and silver sales represent 100% of our revenues, and the market prices of gold and silver significantly impact our financial position, operating results, and cash flows. Our primary strategy is to increase shareholder value by responsibly achieving our production, cost, and capital targets while attempting to extend our mine lives through development and exploration programs. We also consider acquisitions or other arrangements in the normal course which strategically fit our future growth objectives. We have an experienced management team, a strong financial position, a low-cost production profile, and high-quality assets located in mining-friendly jurisdictions.
Executive summary
Our 2017 highlights included the following, which are discussed in further detail throughout this MD&A or elsewhere in this Quarterly Report on Form 10-Q:

•
Health, safety, and environmental - We remained committed to our most important core values by operating in an environmentally-responsible manner while protecting the health and safety of our employees and contractors. No lost-time injuries occurred at our properties during the quarter and as of March 31, 2017, we had operated 1,629 days (~4.5 years) at Fire Creek, 905 days (~2.5 years) at Midas, 434 days (~1.2 years) at True North, and 179 days (~0.5 years) at Hollister and Aurora, without a lost-time injury.

•
Consolidated performance - We mined a total of 57,633 gold equivalent ounces ("GEOs"), in line with management’s expectations, and produced a total of 34,454 GEOs. Mined ounces are calculated using tons hauled to surface multiplied by the assays from production sampling.

•
Nevada performance -In Nevada, ore from Fire Creek was stockpiled due to heavy snowfall limiting our ability to transport ore to the Midas mill. At Fire Creek and Midas, the Company mined 71,883 ore tons in the first quarter at an average mined head grade of 0.72 gold equivalent ounces per ton. The Company's mining activity performed as planned, which resulted in an estimated 51,670 gold equivalent ounces mined. The Company built a significant stockpile in Nevada of 30,890 tons at an average grade of 0.94 gold equivalent ounces per ton containing an estimated 29,142 gold equivalent ounces. Production cash costs per gold equivalent ounce sold in Nevada was $659 which is below our 2017 expected range of $680 to $710.

•	Nevada performance, April 2017 - The Company produced approximately 25,000 gold equivalent ounces from Fire Creek and Midas in April as the Midas mill ran near full capacity.

•
Hollister project development - The Company completed a significant amount of project development activities at Hollister, including the rehab of approximately 4,000 feet of underground workings in the main zone, 4,000 feet of air and water lines, repairing underground support systems, and advancing approximately 1,025 feet and 2,600 feet of waste and ore development in the Gloria zone, respectively.

•	True North performance - We continued to ramp up True North in Canada towards full production.

•
Ounces sold and financial results - We sold 33,737 gold equivalent ounces, consisting of 29,559 gold ounces and 287,000 silver ounces. Revenue was $41.71 million from average realized selling prices per gold and silver ounce of $1,237 and $18.00, respectively. Net loss was $10.2 million (or $0.06 per share - basic).

•
Cash flows and liquidity - We maintained our strong financial position and liquidity. Our ending cash balance was $29.6 million after $4.0 million of operating cash outflows, $17.0 million used in investing activities, and $2.9 million provided by financing activities. Ending working capital was $22.7 million and total liquidity was $45.7 million when including the $23.0 million of Revolver availability. We expect an increase in operating cash flow in the second quarter as the ounces contained in stockpiles in Nevada are processed through the Midas mill.

•
Spending - Capital, exploration, and development spending totaled $6.9 million at Fire Creek, $5.5 million at Midas, $3.5 million at True North, $5.8 million at Hollister, $0.6 million at Aurora, and $0.3 million at corporate for total capital, exploration and development spending of $22.6 million.

2017 full year outlook
The following statements are based on our current expectations for fiscal year 2017 results. The statements are forward-looking and actual results may differ materially.
We expect to produce between 210,000 and 225,000 GEOs during 2017 at an expected production cash cost per GEO sold of $680 to $710 per GEO sold. This represents an increase in GEOs sold of approximately 37% from the prior year as we expect to benefit from bulk sampling production at Hollister in Nevada as well as higher production from True North in Canada as ramp-up continues. Fire Creek and Midas’ 2017 production is expected to be in line with the prior year.
We expect our 2017 capital expenditures to be between $57 - $62 million with an additional $3 - $5 million to be spent on regional exploration. The majority of capital is expected to be spent at Fire Creek as we continue underground expansion in the form of primary access development and advancement of a second portal. We also expect to spend $7 - $9 million at our newly acquired Hollister mine in Nevada as it continues its bulk sampling mining program and underground definition drilling in the Gloria zone.
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
Production in 2017 is expected to be weighted more heavily towards the second half of the year as True North and Hollister continue to ramp up towards full production. See the graph below.

PRODUCTION FORECAST
2017 GEO

GUIDANCE:
210,000 - 225,000 GEOS
Hollister
True North
Midas
Fire Creek
Q1
Q2
Q3
Q4

NORTH AMERICA'S PREMIER NARROW VEIN UNDERGROUND PRODUCER TSX KDX NYSE MKT KLDX

We have not reconciled forward-looking 2017 full year non-GAAP performance measures contained in this Quarterly Report on Form 10-Q to their most directly comparable GAAP measures, as permitted by Item 10(e)(1)(i)(B) of Regulation S-K. Such reconciliations would require unreasonable efforts at this time to estimate and quantify, with a reasonable degree of certainty, various necessary GAAP components, including for example those related to future production costs, realized sales prices and the timing of such sales, timing and amounts of capital expenditures, metal recoveries, and corporate general and administrative amounts and timing, or others that may arise during the year. These components and other factors could materially impact the amount of the future directly comparable GAAP measures, which may differ significantly from their non-GAAP counterparts.
Critical accounting estimates
This MD&A is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these statements requires us to make assumptions, estimates, and judgments that affect the amounts of assets, liabilities, revenues, and expenses. For information on our most critical accounting estimates, see the Critical accounting estimates section included in Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of operations

	Three Months Ended March 31,
Revenues	2017	2016	Change
Gold revenue
Fire Creek	$20,251	$21,402	$(1,151)
Midas	10,860	10,168	$692
True North	5,452	—	$5,452
	36,563	31,570	4,993

Silver revenue
Fire Creek	200	532	(332)
Midas	4,929	4,339	590
True North	18	—	18
	5,147	4,871	276
	$41,710	$36,441	$5,269
Revenues increased during the first quarter of 2017 as compared to the first quarter of 2016 due to the addition of production at True North and higher average realized prices offset by less ounces milled during the quarter at the Nevada locations. Consolidated ore tons milled during the first quarter 2017 and 2016, were 89,903 and 73,755, respectively, with the increase driven by the addition of True North. See the Mining operations review section of this MD&A for additional discussion on our operating results at each mine.
Gold Revenue - The table below summarizes changes in gold revenue, ounces sold, and average realized prices (in thousands, except ounces sold and per ounce amounts):

	Three Months Ended March 31,
	2017	2016
Total gold revenue (thousands)	$36,563	$31,570
Gold ounces sold	29,559	26,964
Average realized price (per ounce)	$1,237	$1,171

The change in gold revenue was attributable to:	Change
Increase in ounces sold	$3,042
Change in average realized price	1,780
Effect of average realized price change on ounces sold increase	171
	$4,993
Gold revenues increased during the first quarter of 2017 as compared to the first quarter 2016 largely due to an increase of 2,595 in ounces sold, partly as a result of commencing production at True North and partly from an increase of $66 (or 5.6%) in the average realized price per ounce sold compared to the first quarter of 2016.
Silver Revenue - The table below summarizes changes in silver revenue, ounces sold, and average realized prices (in thousands, except ounces sold and per ounce amounts):

	Three Months Ended March 31,
	2017	2016
Total silver revenue (thousands)	$5,147	$4,871
Silver ounces sold	287,000	325,274
Average realized price (per ounce)	$18.00	$14.98

The change in silver revenue was attributable to:	Change
Change in ounces sold	$(571)
Change in average realized price	960
Effect of average realized price change on ounces sold change	(113)
	$276

Silver revenues increased during the first quarter of 2017 as compared to the first quarter of 2016 driven by an increase of $3.02 (or 20.2%) in the average realized price per ounce sold. This increase in silver revenue was offset by a decrease in silver sold of 38,274 ounces.

	Three Months Ended March 31,
Cost of sales	2017	2016	Change
Production costs	$26,229	$20,331	$5,898
Depreciation and depletion	7,728	5,803	1,925
Write-down of production inventories	3,680	—	3,680
	$37,637	$26,134	$11,503
Cost of sales by mine
Fire Creek	$8,438	$10,571	$(2,133)
Midas	18,029	15,563	2,466
True North	11,170	—	11,170
	$37,637	$26,134	$11,503
Production costs - Increases in production costs during the first quarter of 2017 as compared to the first quarter of 2016 were driven by the addition of True North and by higher depletion expense which contributed to a write down of production inventories at Midas and True North. See the Mining operations review section of this MD&A for a discussion of production costs at each mine.
Depreciation and depletion - Increases in depreciation and depletion costs increased due to increased cost base.
Write-down of production inventories - Increases in production costs and higher depletion costs resulted in write-downs of production inventories in the first quarter of 2017 at Midas and True North. See Note 3. Inventories to the Notes to Consolidated Financial Statements for additional detail.

	Three Months Ended March 31,
	2017	2016	Change
General and administrative	$4,488	$3,418	$1,070
The increase during the first quarter of 2017 as compared to the first quarter of 2016 is due to higher compensation and benefit costs from increased staff levels at the corporate office and higher legal and professional fees, both of which are due to our growth.

	Three Months Ended March 31,
	2017	2016	Change
Exploration	$127	$1,612	$(1,485)
Exploration expenditures during the first quarters of 2017 and 2016, were $0.1 million and $1.6 million, respectively. Exploration was lower in the first quarter of 2017, due to the focus on production and sustaining capital drilling as well as inclement weather conditions impeding surface exploration activities. Surface exploration activities will begin in the third quarter as weather conditions permit.

	Three Months Ended March 31,
	2017	2016	Change
Development and projects costs	$5,505	$766	$4,739
Development and project costs during the first quarter of 2017 were $5.5 million at Hollister. Such costs are generally for rehabilitating drifts, and ramps which enable us to physically access the underground stopes and working faces, drilling, engineering, metallurgical, and other related costs to delineate or expand mineralization which were expensed because Hollister does not have proven and probable reserves.

	Three Months Ended March 31,
	2017	2016	Change
Asset retirement and accretion	$381	$247	$134

These amounts relate to the accretion expense from existing asset retirement obligations and asset retirement increases at properties where mineralization is not classified as proven and probable reserves. Asset retirement and accretion have increased over the last three years as the number of properties and disturbances at such properties have increased. See Note 7. Asset retirement obligations to the Notes to Consolidated Financial Statements for additional detail.

	Three Months Ended March 31,
	2017	2016	Change
Business acquisition costs	$—	$709	$(709)
These amounts relate to costs and expenses associated with the acquisitions of True North (January 2016), and Hollister and Aurora (October 2016).

	Three Months Ended March 31,
	2017	2016	Change
(Loss) on derivatives, net	$(2,144)	$(5,644)	$3,500
Amounts recorded for derivatives are attributable to changes in the fair value of derivative instruments and gains or losses on derivative settlements and transactions, both of which are generally impacted by changes in gold and silver prices. See Note 9. Derivatives to the Notes to Consolidated Financial Statements for additional detail.

	Three Months Ended March 31,
	2017	2016	Change
Interest (expense), net	$(1,158)	$(1,387)	$229
The largest component of total interest expense was for the February 2014 gold purchase agreement with a subsidiary of Franco-Nevada Corporation (the "Gold Purchase Agreement"), which represented 67.6% and 81.2%, of recorded interest expense during the first quarters of 2017 and 2016, respectively. See Note 6. Debt to the Notes to Consolidated Financial Statements for additional detail.

	Three Months Ended March 31,
	2017	2016	Change
Foreign currency (loss), net	$(1,021)	$(2,554)	$1,533
Amounts recorded for foreign exchange gains primarily relate to unrealized amounts on intercompany loan balances which we expect to settle in the foreseeable future which were partially offset by losses on U.S. dollar debt held in our Canadian companies.

	Three Months Ended March 31,
	2017	2016	Change
Income tax (expense) benefit	$623	$(684)	$1,307
See Note 13. Income taxes to the Notes to Consolidated Financial Statements for a reconciliation of taxes.

	Three Months Ended March 31,
	2017	2016	Change
Net (loss)	$(10,227)	$(6,663)	$(3,564)
For the reasons discussed above and elsewhere in this MD&A, we reported the above amounts for the first quarters of 2017 and 2016.
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

Consolidated
The following table provides a summary of consolidated operating results for our producing properties which include our Nevada operations, Fire Creek, Midas, and Hollister, which began bulk sampling activities during the end of the first quarter of 2017 and our Canadian asset, True North, which was placed into production during the end of the third quarter of 2016.

	Three months ended March 31,
	2017				2016
Mine operations - consolidated	Nevada Total(1)	True North		Total	Nevada Total(1)
Ore tons mined	78,833	28,686		107,519	72,650
Average gold equivalent mined head grade (oz/ton)(2)	0.68	0.14		0.54	0.42
Gold equivalent mined (ounces)(2)	53,717	3,916		57,633	30,518
Gold mined (ounces)	48,357	3,916		52,273	25,723
Silver mined (ounces)	368,167	—		368,167	374,980
Ore tons milled	60,967	28,936		89,903	73,755
Average gold equivalent mill head grade (oz/ton)(2)	0.55	0.14		0.41	0.44
Average gold mill head grade (oz/ton)	0.47	0.14		0.37	0.38
Average silver mill head grade (oz/ton)	5.09	—	(4)	3.45	4.84
Average gold recovery rate (%)	93.0%	96.1%		93.4%	93.6%
Average silver recovery rate (%)	84.2%	—%	(4)	84.2%	90.4%
Gold equivalent produced (oz)(2)	30,654	3,800		34,454	30,094
Gold produced (oz)	26,854	3,800		30,654	25,962
Silver produced (oz)	261,098	—		261,098	323,122
Gold equivalent sold (oz)(2)(3)	29,322	4,415		33,737	31,124
Gold sold (oz)	25,159	4,400		29,559	26,964
Silver sold (oz)	286,000	1,000		287,000	325,274
Revenues and realized prices
Gold revenue (000s)	$31,111	$5,452		$36,563	$31,570
Silver revenue (000s)	5,129	18		5,147	4,871
Total revenues (000s)	$36,240	$5,470		$41,710	$36,441
Average realized gold price ($/oz)	$1,237	$1,238		$1,237	$1,171
Average realized silver price ($/oz)	$18.00	$18.00		$18.00	$14.98
Non-GAAP Measures
Production cash costs per GEO sold(2)(3)	$659	$2,070		$844	$653
All-in costs per gold ounce sold(3)	$1,082	$2,923		$1,719	$1,246
(1) Nevada Total includes Fire Creek, Midas for the full quarters of 2016 and 2017. It also includes Hollister mined tons, grade and ounces for 2017.
(2)  Gold equivalent measures are the gold measure plus the silver measure divided by a GEO ratio. GEO ratios are computed by dividing the average realized gold price per ounce by the average realized silver price per ounce received by us in the respective period and match the ratios used to determine the production cash costs per GEO sold. Refer to the Non-GAAP Performance Measures section of this MD&A for additional detail. Mined ounces are calculated using tons hauled to surface multiplied by the assays from production sampling.

(3) This is a non-GAAP measure; refer to the Non-GAAP Performance Measures section of this MD&A for additional detail.
(4) The Company does not track this silver statistic at True North due to silver being immaterial to that operation.
Nevada operations
At Fire Creek and Midas, the Company mined 71,883 ore tons in the first quarter at an average mined head grade of 0.72 gold equivalent ounces per ton. First quarter of 2017 production in Nevada was impacted by heavy snowfall that limited the ore mined from Fire Creek from being transported to the Midas mill. As such, the Company shut down the mill for just over two weeks to perform preventative maintenance originally scheduled for later in the year. The Company’s mining activity at Fire Creek and Midas performed as planned which resulted in an estimated 51,670 gold equivalent ounces mined. The Company built a significant ore stockpile containing an estimated 29,142 gold equivalent ounces at the end of the first quarter. The Midas mill has excess processing capacity so the stockpiled ounces from Fire Creek and Midas are expected to be processed in the second quarter of the year. Ounces mined from Hollister are expected to be processed in the third quarter.
Canadian operations
The True North mine continues to ramp up towards full production. First quarter of 2017 production was primarily from lower grade areas where development was already in place. The Company experienced lower than expected underground equipment availability in the first quarter and consequently accelerated planned mill maintenance originally scheduled to occur later in the year. The Company expects 2017 production and grades to progressively increase throughout the year.
All-in costs per gold ounce sold
All-in costs per gold ounce sold in the first quarter were impacted by substantial development and project costs at Hollister. These costs are heavily weighted to the first half of the year and should decrease as we expect the mine moves into steady-state production levels in the second half of the year. Additionally, the Company incurred a write-down of production inventories (cash portion) at True North of $2.2 million. As production levels increase, the write-down of production inventories is expected to decrease. The Company continues to expect all-in costs per gold ounce sold to be between $1,070 and $1,130 for the year.

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

	Three months ended March 31,
Mine Operations - Fire Creek	2017	2016	Change
Ore tons mined	31,730	32,007	-277
Average gold equivalent mined head grade (oz/ton)(1)	1.19	0.66	0.53
Gold equivalent ounces mined	37,605	21,177	16,428
Gold ounces mined	37,193	20,899	16,294
Silver ounces mined	28,258	20,989	7,269
Ore tons milled	21,659	32,742	-11,083
Average gold equivalent mill head grade (oz/ton)(1)	0.95	0.70	0.25
Average gold mill head grade (oz/ton)	0.94	0.69	0.25
Average silver mill head grade (oz/ton)(2)	0.84	0.92	-0.08
Average gold recovery rate (%)	93.4%	93.6%	(0.2)%
Average silver recovery rate (%)(2)	83.2%	88.6%	(5.4)%
Gold equivalent produced (ounces)(1)	19,201	21,572	-2,371
Gold produced (ounces)	18,981	21,219	-2,238
Silver produced (ounces)	15,109	26,693	-11,584
Gold equivalent sold (ounces)(1)	16,540	19,006	-2,466
Gold sold (ounces)	16,378	18,545	-2,167
Silver sold (ounces)	11,145	34,845	-23,700
Revenues and realized prices
Gold revenue (000s)	$20,251	$21,402	$(1,151)
Silver revenue (000s)	200	532	(332)
Total revenues (000s)	$20,451	$21,934	$(1,483)
Average realized gold price ($/oz)	$1,237	$1,154	$83
Average realized silver price ($/oz)	$18.00	$15.26	$2.74
Non-GAAP Measures
Production cash costs per GEO sold(1)(2)	$410	$455	$(45)
All-in costs per GEO sold(1)(2)	$839	$824	$15
(1)  Gold equivalent measures are the gold measure plus the silver measure divided by a GEO ratio. GEO ratios are computed by dividing the average realized gold price per ounce by the average realized silver price per ounce received by us in the respective period and match the ratios used to determine the production cash costs per GEO sold. Refer to the Non-GAAP Performance Measures section of this MD&A for additional detail. Mined ounces are calculated using tons hauled to surface multiplied by the assays from production sampling.

(2) This is a non-GAAP measure; refer to the Non-GAAP Performance Measures section of this MD&A for additional detail.
Operations and costs - Gold equivalent ounces mined from Fire Creek during the first quarter of 2017 were approximately 78% higher than in the same quarter of 2016, increasing 16,428 gold equivalent ounces. The increase was driven by an 80% increase in the average gold equivalent mined head grade. Ore tons milled were lower by 11,083 during the first quarter of 2017 as compared to the first quarter of 2016. First quarter of 2017 production was impacted by heavy snowfall that limited the ore mined from Fire Creek being transported to the Midas mill for processing.
Spending - During the first quarter of 2017, capital expenditures totaled $6.8 million which included $6.0 million for mine development and $0.8 million for facilities and equipment. For details of capital expenditures refer to the Investing cash flows part of the Financial position, liquidity, and capital resources section of this MD&A.

Midas Mine and Mill (Nevada Operations)
Midas is 100% owned, fully-permitted, and was acquired by Klondex in February 2014. Midas is located in north-central Nevada in Elko County approximately 58 miles east of a major highway (Interstate-80) near other large gold deposits and mines which are owned and operated by major mining companies. Midas is a low-sulphidation, epithermal vein deposit, and the land package covers approximately 30,000 acres. Midas has a 1,200 ton per day milling facility which processes ore mined from both Midas and Fire Creek. The following table provides a summary of Midas operating results and year-over-year changes.

	Three months ended March 31,
Mine operations - Midas	2017	2016	Change
Ore tons mined	40,153	40,643	-490
Average gold equivalent mined head grade (oz/ton)(1)	0.35	0.23	0.12
Gold equivalent ounces mined	14,065	9,329	4,865
Gold ounces mined	9,279	4,824	4,455
Silver ounces mined	328,767	353,991	-25,224
Ore tons milled	39,308	41,013	-1,705
Average gold equivalent mill head grade (oz/ton)(1)	0.32	0.22	0.10
Average gold mill head grade (oz/ton)	0.22	0.12	0.10
Average silver mill head grade (oz/ton)(2)	7.43	7.98	-0.55
Average gold recovery rate (%)	92.0%	93.5%	(1.5)%
Average silver recovery rate (%)(2)	84.2%	90.6%	(6.4)%
Gold equivalent produced (ounces)(1)	11,453	8,476	3,046
Gold produced (ounces)	7,873	4,743	3,130
Silver produced (ounces)	245,989	296,429	-50,440
Gold equivalent sold (ounces)(1)	12,782	12,077	773
Gold sold (ounces)	8,781	8,419	362
Silver sold (ounces)	274,855	290,429	-15,574
Revenues and realized prices
Gold revenue (000s)	$10,860	$10,168	$692
Silver revenue (000s)	4,929	4,339	590
Total revenues (000s)	$15,789	$14,507	$1,282
Average realized gold price ($/oz)	$1,237	$1,208	$29
Average realized silver price ($/oz)	$18.00	$14.94	$3
Non-GAAP Measures
Production cash costs per GEO sold(1)(2)	$981	$1,051	$(70)
All-in costs per GEO sold(1)(2)	$1,536	$1,537	$(1)
(1)  Gold equivalent measures are the gold measure plus the silver measure divided by a GEO ratio. GEO ratios are computed by dividing the average realized gold price per ounce by the average realized silver price per ounce received by us in the respective period and match the ratios used to determine the production cash costs per GEO sold. Refer to the Non-GAAP Performance Measures section of this MD&A for additional detail. Mined ounces are calculated using tons hauled to surface multiplied by the assays from production sampling.

(2) This is a non-GAAP measure; refer to the Non-GAAP Performance Measures section of this MD&A for additional detail.
Operations and costs - Ore tons mined were comparable for the first quarters of 2017 and 2016. However, average gold equivalent mined head grade increased by 52% in the first quarter of 2017 as compared to the first quarter of 2016, resulting in an additional 4,865 gold equivalent ounces mined. Average mill head grade also increased. Midas' higher depletion costs resulted in write-downs to production inventories of $1.0 million. (See Note 3. Inventories to the Notes to Consolidated Financial Statements for additional detail). We have been able to maintain a sub $1,000 production cash costs per GEO structure, which in the first quarter of 2017 totaled $981, and approximated the high end of our annual guidance of $950.
Spending - During the first quarter of 2017 spending was $5.5 million for capital. For details of capital expenditures refer to the Investing cash flows part of the Financial position, liquidity, and capital resources section of this MD&A.
Hollister (Nevada Operations)
The Hollister project is a fully-permitted past producing underground and open pit operation, located in north-central Nevada in Elko County. Hollister has no milling or processing facilities but is located approximately 17 miles from Midas, which currently has capacity to process additional tons through its 1,200 ton per day mill. Hollister is an important asset to us since we believe there may be significant synergies and cost savings with our Nevada operations through low transportation costs, reduced per ton milling costs, and shared general and administrative costs. Further, certain of our executives and management previously operated the historical underground operations and exploration programs at Hollister and believe that exploration targets with significant potential exist within the property boundary. We believe Hollister provides us with an opportunity to strategically and responsibly grow our business in Nevada, a mining friendly jurisdiction, while leveraging our technical expertise in narrow-vein underground mining and past experience with the project.

Three months ended March 31,
Mine operations - Hollister	2017
Tons mined(1)	6,950
Average gold equivalent mined head grade (oz/ton)(2)	0.29
Gold equivalent ounces mined	2,047
Gold ounces mined	1,885
Silver ounces mined	11,142
(1) All mining activity was conducted under a bulk sample program.
Non-GAAP Measures
(1) Gold equivalent measures are the gold measure plus the silver measure divided by a GEO ratio. GEO ratios are computed by dividing the average realized gold price per ounce by the average realized silver price per ounce received by us in the respective period and match the ratios used to determine the production cash costs per GEO sold. Refer to the Non-GAAP Performance Measures section of this MD&A for additional detail. Mined ounces are calculated using tons hauled to surface multiplied by the assays from production sampling.

Operations and costs - Sill development work began in the Gloria zone. The Company expects tons mined and mill head grades to progressively increase throughout the year as it transitions to bulk mining in the form of long-hole, cut-and-fill and selective shrink stoping. Stockpiled material from Hollister, accumulated during the first half of the year, is expected to be processed at the Midas mill in the third quarter after metallurgical test work is completed and mill enhancements to process the Hollister mineralized material are complete.
In-fill drilling in the Gloria zone continues. During the first quarter of 2017, the Company completed additional drilling. The Company expects to generate a preliminary mineral resource and reserve estimate in the second and third quarters, respectively.
Hollister updates

•
Gloria vein system bulk sampling - During the fourth quarter of 2016, we commenced a small-scale, selective exploration campaign to improve our understanding of mineralization in the Gloria vein system. Using drill results from the prior owner together with our fourth quarter work, we created a 2017 plan which we believe may result in the extraction from mineralized material of 30,000 - 35,000 GEOs under a bulk sampling program, as Hollister is an exploration and development stage property.

•
Hatter Graben - A historic drilling program was conducted in 2008 by a prior owner which discovered the Hatter Graben vein system, an east-west trending structural zone containing several sub-parallel high grade veins. Results of this program indicate the system is approximately 1,800 ft (~550 m) in strike and approximately 1,200 ft (365 m) vertical extent and open in all directions. Beginning in mid-2017, we intend to commence infilling the widely spaced drill holes from surface in high-priority exploration targets (Hatter Graben vein system). No new drilling has occurred in the Hatter Graben since our acquisition of the property due to additional time required to design the exploration plan and weather conditions.

•	Mineralization update- We expect to be able to provide an update on the 2017 drilling program and exploration work during the second half of 2017.

•
Site infrastructure and equipment - Following an assessment of site facilities, infrastructure, and underground workings, 2017 spending was $0.3 million for capital and $5.5 million for development and project costs and was lower than our expectation of $7.5 - 9.5 million due to no drilling occurring in the Hatter Graben and lower than planned underground development. For details of capital expenditures refer to the Investing cash flows part of the Financial position, liquidity, and capital resources section of this MD&A.

•
Spending - During the first quarter of 2017, spending was $0.3 million for capital and $5.3 million for development and project costs. For details of capital expenditures refer to the Investing cash flows part of the Financial position, liquidity, and capital resources section of this MD&A.

Aurora updates
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
During the fourth quarter of 2016 and the first quarter 2017, we performed minimal rehab work on the mill. Our near term objective for Aurora will be focused largely on assessing the economic feasibility of toll milling services to third parties.
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

Three months ended March 31,
Mine operations - True North	2017
Ore tons mined	28,686
Average gold equivalent mined head grade (oz/ton)(1)	0.14
Gold equivalent ounces mined	3,916
Gold ounces mined	3,916
Silver ounces mined	—
Ore tons milled	28,936
Average gold equivalent mill head grade (oz/ton)(1)	0.14
Average gold mill head grade (oz/ton)	0.14
Average silver mill head grade (oz/ton)(2)	—
Average gold recovery rate (%)	96.1%
Average silver recovery rate (%)(2)	—%
Gold equivalent produced (ounces)(1)	3,800
Gold produced (ounces)	3,800
Silver produced (ounces)	—
Gold equivalent sold (ounces)(1)	4,415
Gold sold (ounces)	4,400
Silver sold (ounces)	1,000
Revenues and realized prices
Gold revenue (000s)	$5,452
Silver revenue (000s)	18
Total revenues (000s)	$5,470
Average realized gold price ($/oz)	$1,238
Average realized silver price ($/oz)	$18.00
Non-GAAP Measures
Production cash costs per GEO sold(1)(2)	$2,070
All-in costs per GEO sold(1)(2)	$2,923
(1) Gold equivalent measures are the gold measure plus the silver measure divided by a GEO ratio. GEO ratios are computed by dividing the average realized gold price per ounce by the average realized silver price per ounce received by us in the respective period and match the ratios used to determine the production cash costs per GEO sold. Refer to the Non-GAAP Performance Measures section of this MD&A for additional detail. Mined ounces are calculated using tons hauled to surface multiplied by the assays from production sampling.

(2) This is a non-GAAP measure; refer to the Non-GAAP Performance Measures section of this MD&A for additional detail.
(3)The Company does not track this silver statistic at True North due to silver being immaterial to that operation.
Operations and costs - The mine continues to ramp up towards full production. First quarter of 2017 production was primarily from lower grade areas where development was already in place. The Company also experienced lower than expected underground equipment availability in the first quarter of 2017 and consequently accelerated planned mill maintenance originally scheduled to occur later in the year. The Company expects 2017 production and grades to progressively increase throughout the year as mining activity moves to the higher grade zones, with 2017 production heavily weighted in the second half of the year.
As we were ramping up production, which entailed processing low grade stockpiled ore, we recorded write-downs to production inventories of $2.4 million in the first quarter of 2017 (see Note 3. Inventories to the Notes to Consolidated Financial Statements for additional detail). True North's grades and throughput are expected to continue to increase in 2017 as it operates at a steady-state capacity.
Spending - First quarter of 2017 spending was $3.5 million for capital, development and project costs. For details of capital expenditures refer to the Investing cash flows part of the Financial position, liquidity, and capital resources section of this MD&A.

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
Our capital structure consists of a mixture of debt and shareholders' equity. We regularly review our capital structure and evaluate various financing options and strategies that: (1) may improve our current liquidity and financial condition, (2) are attainable on favorable and reasonable terms, and (3) are permissible under our existing debt arrangements and other obligations. Such financing options may include, but are not limited to, additional or increases in revolving borrowing facilities, equipment financing, term loan facilities, refinancing existing obligations, and/or the issuance of equity securities, warrants, or other instruments.
Risk management contracts
In order to increase the certainty of expected future cash flows, from time to time we may enter into fixed forward spot trades for a portion of our projected gold and silver sales over the next one to twelve months. As of March 31, 2017, we forward sold 20,000 of the stockpiled gold ounces at an average price of $1,250 per ounce (see Note 9. Derivatives for additional detail). Other than the aforementioned, we have not entered into any other significant contracts to hedge or manage market risks arising from changes in metal prices, diesel and propane costs, and currency and interest rates. We will continually and actively monitor applicable markets and quotes and may consider entering into additional hedging agreements and contracts if determined to be advantageous by management and the board of directors, and if such transactions are permissible under our existing debt agreements.
Liquidity and capital resources
As discussed below in the Sources and uses of cash section, at March 31, 2017, our Cash and cash equivalents balance totaled $29.6 million, decreasing $18.1 million from the December 31, 2016 balance of $47.6 million largely due to cash used by operating activities of $4.0 million and cash provided by financing activities of $2.9 million being more than offset by $17.0 million of capital expenditures on mineral properties, plant, and equipment in the first quarter of 2017.
Due to the nature of our operations and the composition of our balance sheet assets, as of March 31, 2017, our current assets, which included Cash and cash equivalents of $29.6 million and Inventories of $31.5 million, represented substantially all of our liquid assets on hand. We have access to additional liquidity under our $35.0 million Revolver, of which $23.0 million was available as of March 31, 2017. As of March 31, 2017, we had working capital of $22.7 million. The following chart provides a summary of our working capital, Revolver availability, and estimated liquidity as of the end of each of the last three years and March 31, 2017 (in thousands):

Our working capital decreased $10.4 million (approximately 20%) during fiscal first quarter 2017, while our working capital ratio decreased to 1.51. The following table summarizes working capital (in thousands, except working capital ratio):

	March 31, 2017	December 31, 2016	Change
Total current assets	$67,543	$74,871	$(7,328)
Total current liabilities	44,803	41,692	3,111
Working capital	$22,740	$33,179	$(10,439)
Working capital ratio(1)	1.51	1.80
(1) Current assets divided by current liabilities.
Working capital changes were primarily attributable to an $18.1 million decrease in Cash and cash equivalents (discussed below in the Sources and uses of cash section), and a $2.5 million increase in Accounts payable from having additional operations (True North and Hollister).
Included in working capital are Inventories, which include production-related inventories that can provide us with additional cash liquidity in excess of their March 31, 2017 carrying value of $24.9 million due to a cash margin we expect to realize at the time of sale. The following table summarizes the estimated recoverable gold and silver ounces contained in our Inventories and the underlying amount of revenue which may be generated from their sale using March 31, 2017 period-end prices, which would be further reduced for any remaining processing and refining costs:

	March 31, 2017
	Gold	Silver	Total
Estimated ounces in Inventories	39,260	159,386
Period-end prices	$1,245	$18.06
	$48,879	$2,879	$51,758
Our March 31, 2017 working capital, available sources of liquidity, and future operating cash flows will be used, in part, to fund recurring operating and production costs, deliver gold ounces under the Gold Purchase Agreement (8,000 ounces over the next 12 months), make principal and interest payments on debt, and to fund capital expenditures and exploration and development costs at our mines and projects. At current gold and silver price levels, and when using our estimates of future production and costs, we believe our cash flows from operating activities together with our working capital and Revolver, will be sufficient to fund our business for at least the next 12 months. See the Contractual obligations section for additional detail on the timing and amounts of our future cash requirements.
Sources and uses of cash

	Three Months Ended March 31,
	2017	2016
Net (loss)	$(10,227)	$(6,663)
Net non-cash adjustments	10,942	11,676
Net change in non-cash working capital	(4,728)	(3,373)
Net cash (used) provided by operating activities	(4,013)	1,640
Net cash used in investing activities	(17,008)	(31,929)
Net cash provided by financing activities	2,880	1,391
Effect of foreign exchange on cash balances	59	655
Net (decrease) in cash	(18,082)	(28,243)
Cash, beginning of period	47,636	59,097
Cash, end of period	$29,554	$30,854
Operating Cash Flows - Our cash flows from operations are largely impacted by the number of ounces sold, average realized prices, and production costs. As shown in the table below, during the three months ended March 31, 2017 and 2016, operating cash flows were positively impacted by higher GEO sold and gold price per ounce (in thousands except ounces):

	Three months ended March 31,
Cash revenue from operations	2017	2016
Consolidated gold equivalent ounces sold(1)	33,737	31,015
Less: ounces delivered under Gold Purchase Agreement(2)	(2,000)	(2,000)
	31,737	29,015
Average realized gold price ($/oz)	$1,237	$1,171
	$39,259	$33,977
Cash production costs from operations
Production costs	$26,229	$20,331
Add: Write-down of production inventories (cash portion) (see Note 3 - Inventories)	2,234	—
	$28,463	$20,331

Cash margin from operations	$10,796	13,646
(1) This is a non-GAAP measure; refer to the Non-GAAP Performance Measures section of this MD&A for additional detail.
(2) Ounces delivered under the Gold Purchase Agreement do not result in cash revenue.
The decrease in the first quarter of 2017 compared to the first quarter of 2016 was also impacted by higher General and administrative and Development and projects costs (discussed in the Results of operations section). Cash impacts from working capital changes vary based on the timing and our accruals of sales of our production-related inventories.
Investing cash flows - During the first quarter of 2017, net cash used in investing activities decreased by $14.9 million compared to the first quarter of 2016, as the True North acquisition resulted in a $20 million cash payment during the first quarter of 2016. During the first quarters of 2017 and 2016, we funded capital expenditures for mineral properties, plant and equipment. The following table summarizes our capital expenditures for the first quarter of 2017 (in thousands):

	Three months ended March 31, 2017
Capital expenditures	Fire Creek	Midas(1)	True North	Hollister	Aurora	Corporate and other	Total
Mineral properties	$5	$—	$—	$162	$—	$—	$167
Facilities and equipment	872	3,602	1,261	136	615	289	6,775
Mine development	5,927	1,942	2,197	—	—	—	10,066
	$6,804	$5,544	$3,458	$298	$615	$289	$17,008
(1) Midas includes $3.1 million for the milling facility.
Financing Cash Flows - During the first quarter of 2017, net cash provided by financing activities increased by $1.5 million compared to the first quarter of 2016 as we benefited from cash proceeds on the exercise of options and warrants. Other financing cash flows are attributable to repayments of debt agreements, except the Gold Purchase Agreement, which other than the cash proceeds received on the borrowing date does not result in subsequent cash outflows as repayments are made in gold ounce deliveries (see Note 6. Debt to the Notes to Consolidated Financial Statements for additional detail).
Foreign Currency Effect on Cash - A portion of our Cash and cash equivalents is held in bank accounts denominated in Canadian dollars. Generally speaking, when the US dollar strengthens against the Canadian dollar, we experience negative foreign currency translation adjustments on our Canadian dollar cash balances (the opposite is true when the Canadian dollar strengthens against the U.S. dollar). Changes in exchange rates resulted in increases to our cash balances of $0.1 million and $0.7 million during the first quarters of 2017 and 2016, respectively.

Contractual obligations
The following table provides a listing of our significant contractual obligations as of March 31, 2017 (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations
Gold Purchase Agreement(1)	$8,455	$7,643	$—	$—	$16,098
Interest on Gold Purchase Agreement(1)	2,269	599	—	—	2,868
Revolver(2)	—	12,000	—	—	12,000
Interest on Revolver(2)	490	858	—	—	1,348
	11,214	21,100	—	—	32,314
Capital lease obligations
Capital lease obligations(3)	493	463	—	—	956
Interest on capital lease obligations(3)	28	11	—	—	39
	521	474	—	—	995
Other long-term liabilities
Asset retirement obligations(4)	—	—	—	43,212	43,212
Total	$11,735	$21,574	$—	$43,212	$76,521
(1) The Gold Purchase Agreement requires the physical delivery of gold ounces to satisfy principal and interest due, amounts are based on an amortization schedule established on the transaction date. See Note 6 - Debt for additional detail.

(2) Amounts reflect the repayment of principal drawn and related cash interest on the Revolver through its current maturity date of December 31, 2019. See Note 6 - Debt for additional detail.
(3) Represents cash principal and interest. See Note 6 - Debt for additional detail.
(4) Asset retirement obligations are related to our mining operations, projects, and exploration activities. Classification of such amounts is based on our current estimates of when reclamation work will be performed. Amounts represent undiscounted estimates and are not reflective of inflation or third-party profits which may be incurred if reclamation work is performed externally. See Note 7 - Asset retirement obligations for additional detail.

As of March 31, 2017, we did not have any material operating lease obligations or firm purchase obligations. In addition to the above, our mines and projects are subject to certain royalty commitments as disclosed in Note 17. Commitments and contingencies.
Debt covenants
Our debt agreements contain certain representations and warranties, restrictions, events of default, and covenants, customary for agreements of these types. Additionally, the Revolver contains financial covenants which require us to maintain a Tangible Net Worth not less than $100.0 million, a Gearing Ratio (a measure of debt to EBITDA) not greater than 4.00:1, a Cash Balance not less than $10.0 million, and a Current Ratio not less than 1.10:1 (as such terms are defined in the Revolver). The Company was in compliance with all debt covenants as of March 31, 2017.
Outstanding share capital
As of May 2, 2017, there were 177,319,560 common shares, 4,232,550 options, 10,000,000 warrants, 913,812 RSUs, 212,243 PSUs outstanding, and 192,678,165 common shares outstanding on a fully diluted basis.
Off-Balance Sheet Arrangements
As of March 31, 2017, there were no material off-balance sheet arrangements.
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
Production cash costs per gold equivalent ounce sold
Production cash costs per gold equivalent ounce sold presents our cash costs associated with the production of gold equivalent ounces and, as such, non-cash depreciation and depletion charges are excluded. Production cash costs per gold equivalent ounce sold is calculated on a per gold equivalent ounce sold basis, and includes all direct and indirect operating costs related to the physical activities of producing gold, including mining, processing, third-party refining expenses, on-site administrative and support costs, royalties, and cash portions of net realizable value write-downs on production-related inventories (State of Nevada net proceeds and other such taxes are excluded). We believe that converting the benefits from selling silver ounces into gold ounces is helpful to analysts and investors as it best represents the way we operate, which is to maximize returns from gold production. Gold equivalent ounces are computed using the number of silver ounces required to generate the revenue derived from the sale of one gold ounce, using average realized selling prices (in thousands, except ounces sold and per ounce amounts):

	Three months ended March 31,
	2017			2016
Consolidated	Nevada Total(1)	True North	Total	Nevada Total(1)
Average realized price per gold ounce sold	$1,237	$1,238	$1,237	$1,171
Average realized price per silver ounce sold	$18.00	$18.00	$18.00	$14.98
Silver ounces equivalent to revenue from one gold ounce	68.7	68.8	68.7	78.2
Silver ounces sold	286,000	1,000	287,000	325,274
GEOs from silver ounces sold	4,163	15	4,178	4,160
Gold ounces sold	25,159	4,400	29,559	26,964
Gold equivalent ounces	29,322	4,415	33,737	31,124
Production costs	$19,323	$6,906	$26,229	$20,331
Add: Write-down of production inventories (cash portion) (see Note 3 - Inventories)	—	2,234	2,234	—
	$19,323	$9,140	$28,463	$20,331
Production cash costs per GEO sold	$659	$2,070	$844	$653
(1) During the first quarter 2016, production was only from Fire Creek and Midas. Details for Nevada are presented in the following table.
The following table presents a reconciliation of Fire Creek and Midas to the "Nevada Total" for the first quarter of 2017 and 2016, (in thousands, except ounces sold and per ounce amounts):

	Three months ended March 31,
	2017			2016
Nevada Total	Fire Creek	Midas	Nevada Total(1)	Fire Creek	Midas	Nevada Total(1)
Average realized price per gold ounce sold	$1,237	$1,237	$1,237	$1,154	$1,208	$1,171
Average realized price per silver ounce sold	$18.00	$18.00	$18.00	$15.26	$14.94	$14.98
Silver ounces equivalent to revenue from one gold ounce	68.7	68.7	68.7	75.6	80.9	78.2
Silver ounces sold	11,145	274,855	286,000	34,845	290,429	325,274
GEOs from silver ounces sold	162	4,001	4,163	461	3,590	4,160
Gold ounces sold	16,378	8,781	25,159	18,545	8,419	26,964
Gold equivalent ounces	$16,540	$12,782	$29,322	$19,006	$12,009	$31,124
Production costs	$6,781	$12,542	$19,323	$8,657	$11,674	$20,331
Add: Write-down of production inventories (cash portion) (see Note 3 - Inventories)	—	—	—	—	—	—
	$6,781	$12,542	$19,323	$8,657	$11,674	$20,331
Production cash costs per GEO sold	$410	$981	$659	$455	$972	$653

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

	Three months ended March 31,
	2017						2016
	Fire Creek	Midas	Nevada Total(1)	True North	Hollister, Aurora, and Corporate	Total	Total(1)
Production costs	$6,781	$12,542	$19,323	$6,906	$—	$26,229	$20,331
Add: Write-down of production inventories (cash portion)	—	—	—	2,234	—	2,234	170
	6,781	12,542	19,323	9,140	—	28,463	20,501
Exploration	127	—	127	—	—	127	1,612
Development and projects costs	—	—	—	—	5,505	5,505	766
Asset retirement cost assets and accretion	36	177	213	30	138	381	247
Capital expenditures	6,804	5,544	12,348	3,458	1,202	17,008	11,929
General and administrative	191	156	347	253	3,888	4,488	3,418
Less: silver revenue	(200)	(4,929)	(5,129)	(18)	—	(5,147)	(4,872)

All-in costs	$13,739	$13,490	$27,229	$12,863	$10,733	$50,825	$33,601
Gold ounces sold	16,378	8,781	25,159	4,400	—	29,559	26,964

All-in costs per gold ounce sold	$839	$1,536	$1,082	$2,923	$—	$1,719	$1,246
(1) Nevada Total includes Fire Creek and Midas. During the first quarter of 2016, production was only from Nevada.
For a listing of our total capital expenditures see the Investing cash flows part of the Financial position, liquidity, and capital resources section.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Metal price risk
During the three months ended March 31, 2017, 100% of our revenues were from the sale of gold and silver. Our financial results can vary significantly as a result of fluctuations in gold and silver prices. The prices of gold and silver are volatile and are affected by many factors beyond our control, such as interest rates, inflation rates and expectations, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions, and other factors.
In order to increase the certainty of expected future cash flows, from time to time we may enter into fixed forward spot trades for a portion of our projected gold and silver sales. During the three months ended March 31, 2017, we entered into forward trades which covered 48,558 gold ounces and 287,000 silver ounces at average prices of $1,236 and $17.88 per ounce, respectively, and outside of such, have not entered into any other significant forward trades. See Note 9. Derivatives to the Notes to Consolidated Financial Statements for additional detail.
As of March 31, 2017, we had no outstanding contracts in place to mitigate the risk of fluctuations in metal prices and therefore a substantial or extended decline in gold or silver prices would adversely impact our financial position, operating results, and cash flows.
In addition, as discussed in Note 6. Debt to the Notes to Consolidated Financial Statements, our Gold Purchase Agreement repayments are based on forward gold prices that existed at its transaction date (ranging from $1,290 to $1,388). Historically we have not entered into any financial instruments to manage differences in gold spot prices for physically delivered metal to the counterparty and, therefore, have been affected by changes in spot gold prices relative to the transaction date forward gold prices encompassed in the Gold Purchase Agreement.
With the exception of the above, there have been no material changes in our market risks during the three months ended March 31, 2017, from what was disclosed in Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) of the Exchange Act and the rules of the Canadian Securities Administrators, as at March 31, 2017. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective based on the material weakness relating to the calculation and presentation of our deferred tax assets and liabilities arising from the transition of the Company’s financial statements from International Financial Reporting Standards to US generally accepted accounting principles described in more detail under “Changes in Internal Controls” below, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Internal Control over Financial Reporting”.
Changes in Internal Control over Financial Reporting
As described in our Annual Report on Form 10-K for the year ended December 31, 2016, we did not maintain effective controls over the calculation and presentation of our deferred tax assets and liabilities arising from the transition of the Company’s financial statements from International Financial Reporting Standards to US generally accepted accounting principles. The deferred tax assets and liabilities and associated income tax expense were properly stated in our Annual Report on Form 10-K for the year ended December 31, 2016. Previously filed financial statements were not impacted. During the quarterly period ended March 31, 2017, the Company reviewed its staffing relating to complex accounting issues and currently anticipates engaging additional internal or external personnel with technical accounting expertise, as needed, to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex transactions are directly involved in the review and accounting evaluation of our complex transactions. These remediation activities began in the first quarter and are ongoing.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we are involved in legal actions related to our business; however, management does not believe, based on currently available information, that contingencies related to any pending or threatened legal matter will have a material adverse effect on the Company’s financial position, although a contingency could be material to the Company’s results of operations or cash flows for a particular period depending on the results of operations and cash flows for such period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources, and other factors. Refer to Note 17. Commitments and contingencies to the Notes to Consolidated Financial Statements for additional detail.
Item 1A. Risk Factors
There have been no material changes to our risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, we had issued warrants to certain lenders in 2014, in connection with the private offering of 11.0% senior secured notes (the “Senior Notes Warrants”). During the three months ended March 31, 2017, we issued 1,140,800 common shares upon the final exercise (on an each warrant-for-one-common-share basis, and at an exercise price of CDN$1.95 per common share) of the remaining Senior Note Warrants. The issuance was made pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S under the Securities Act, as it involved sales outside the United States.
Item 3. Defaults Upon Senior Securities and Use of Proceeds
None.
Item 4. Mine Safety Disclosure
The information concerning mine safety or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.
Item 5. Other Information
None
Item 6. Exhibits
The information required by this Item is set forth in the Index of Exhibits that follows the signature page of this Quarterly Report.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLONDEX MINES LTD.
Registrant
Date:	May 4, 2017	By:	/s/ Paul Andre Huet
Paul Andre Huet
Chief Executive Officer
(Duly Authorized Officer)

Date:	May 4, 2017	/s/ Barry Dahl
Barry Dahl
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit		Filed with this		Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Exhibit	Date Filed
2.1#*	Membership Interest Purchase Agreement dated July 25, 2016		8-K	001-37563	2.1	5/4/2017
2.2#*	Asset Purchase Agreement dated December 16, 2015		8-K	001-37563	2.2	5/4/2017
10.1#	Secured Revolving Facility Agreement dated March 23, 2016, between Klondex Mines Ltd. and Investec Bank PLC (the "Facility Agreement")		8-K	001-37563	10.1	5/4/2017
10.2#	Amendment No. 1 to the Facility Agreement dated October 14, 2016		8-K	001-37563	10.2	5/4/2017
10.3	Amendment No. 2 to the Facility Agreement dated March 6, 2017		8-K	001-37563	10.3	5/4/2017
10.4#	Amendment No. 3 to the Facility Agreement dated March 31, 2017		8-K	001-37563	10.4	5/4/2017
10.5	Gold Purchase Agreement dated February 11, 2014		8-K	001-37563	10.5	5/4/2017
23.1	Consent of Brian Morris	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350	X
95.1	Mine Safety Disclosure	X
101.INS	XBRL Instance Document***	X
101.SCH	XBRL Taxonomy Extension Schema***	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase***	X
101.LAB	XBRL Taxonomy Extension Label Linkbase***	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***	X
***The following financial information from Klondex Mines Ltd.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of (Loss) Income, Condensed Consolidated Statements of Comprehensive (Loss) Income, Condensed Consolidated Statements of Cash Flows, and Condensed Consolidated Statements of Shareholders' Equity.

# Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.
*Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules to each of the (i) Membership Interest Purchase Agreement, and (ii) Asset Purchase Agreement, have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.