Form 10-Q
period 2017-06-30
KLONDEX MINES LTD
filed 2017-08-09
CIK 1311605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
On August 4, 2017, there were 177,579,130 shares of the registrant's common stock with no par value per share, outstanding.

KLONDEX MINES LTD.
FORM 10-Q
For the Quarter Ended June 30, 2017

Cautionary statement regarding forward-looking statements
This Quarterly Report on Form 10-Q contains forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the United States securities laws (collectively, "forward-looking statements") and are intended to be covered by the safe harbors provided by such regulations. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, identified by words or phrases such as “expects”, “is expected”, “anticipates”, “believes”, “plans”, “projects”, “estimates”, “assumes”, “intends”, “strategy”, “goals”, “objectives”, “potential”, “possible” or variations thereof or stating that certain actions, events, conditions or results “may”, “could”, “would”, “should”, “might” or “will” be taken, occur or be achieved, or the negative of any of these terms and similar expressions) are not statements of historical fact and may be forward-looking statements. Our forward-looking statements may include, without limitation, statements with respect to:

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

•	estimates of mineral reserves and mineral resources, timing of updated studies and statements regarding future exploration;

•	statements regarding the availability of, and, terms and costs related to, future borrowing and financing;

•	estimates regarding future exploration expenditures, results and reserves;

•	estimates regarding potential cost savings, productivity and operating performance;

•	expectations regarding the start-up time, ramp up time or ability to put a mine into production;

•	expectations regarding the design, mine life, mill availability, production and costs applicable to sales and exploration potential of our mines and projects;

•	statements regarding future transactions; and

•	statements regarding the impacts of changes in the legal and regulatory environment in which we operate.
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
The foregoing list is not exhaustive of the factors that may affect any of our forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and our actual achievements or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for fiscal year ended December 31, 2016.
Our forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the beliefs, expectations and opinions of management as of the date of this report. We do not assume any obligation to update forward-looking statements if circumstances or management’s beliefs, expectations or opinions should change, except as required by law. For the reasons set forth above, investors should not place undue reliance on forward-looking statements in this Quarterly Report on Form 10-Q.
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
These definitions differ from the definitions in the U.S. Securities and Exchange Commission's ("SEC") Industry Guide 7 (“SEC Industry Guide 7”) under the U.S. Securities Exchange Act of 1934 (the "Exchange Act").
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
The term “mineralized material” as used in this Quarterly Report on Form 10-Q with respect to extraction activities at Hollister, although permissible under SEC Industry Guide 7, does not indicate “reserves” by SEC Industry Guide 7 standards. On July 13, 2017, we announced initial proven and probable mineral reserves at Hollister determined in accordance with NI 43-101 and SEC Industry Guide 7. Except as previously announced with respect to the Hollister mineral reserves, we cannot be certain that any part of the mineralized material will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted. Brian Morris, our Vice President, Exploration and Geological Services (who is a "qualified person" for purposes of NI 43-101), has approved the disclosure of all the scientific and technical information contained in this Quarterly Report on Form 10-Q.

ii

PART I - FINANCIAL INFORMATION Item 1. Financial Statements
KLONDEX MINES LTD. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (US dollars in thousands)

	Note	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents		$41,548	$47,636
Inventories	3	28,316	21,310
Prepaid expenses and other	4	3,477	4,678
Derivative assets	9	810	1,247
Total current assets		74,151	74,871
Mineral properties, plant and equipment, net	5	285,700	276,223
Derivative assets	9	402	1,545
Restricted cash		10,055	10,055
Deferred tax assets		18,696	17,284
Total assets		$389,004	$379,978
Liabilities
Current liabilities
Accounts payable		$26,930	$23,797
Accrued compensation and benefits		3,379	4,672
Derivative liabilities	9	582	1,721
Debt	6	9,568	8,502
Provision for legal settlement		—	3,000
Income taxes payable		4,906	—
Total current liabilities		45,365	41,692
Derivative liabilities	9	—	331
Debt	6	17,230	21,689
Deferred share units liability	8	1,259	812
Asset retirement obligations	7	26,255	25,436
Deferred tax liabilities		12,722	11,964
Total liabilities		102,831	101,924
Shareholders' Equity
Unlimited common shares authorized, no par value; 177,511,524 and 175,251,538 issued and outstanding at June 30, 2017 and December 31, 2016, respectively		—	—
Additional paid-in capital		368,826	363,899
Accumulated deficit		(60,815)	(58,280)
Accumulated other comprehensive loss		(21,838)	(27,565)
Total shareholders' equity		286,173	278,054
Total liabilities and shareholders' equity		$389,004	$379,978

The accompanying notes are an integral part of the condensed consolidated financial statements.

KLONDEX MINES LTD. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited) (US dollars in thousands, except per share amounts)

		Three months ended June 30,		Six months ended June 30,
	Note	2017	2016	2017	2016
Revenues		$86,792	$49,993	$128,502	$86,434
Cost of sales
Production costs		41,698	22,576	67,927	42,907
Depreciation and depletion		14,872	6,426	22,600	12,229
Write-down of production inventories	3	2,235	—	5,915	—
		27,987	20,991	32,060	31,298
Other operating expenses
General and administrative		5,727	3,180	10,215	6,598
Exploration		1,299	3,230	1,426	4,842
Development and projects costs		3,881	4,764	9,386	5,530
Asset retirement and accretion		380	252	761	499
Business acquisition costs		—	343	—	1,052
Provision for legal settlement		—	2,250	—	2,250
Loss on equipment disposal		26	4	142	4
Income from operations		16,674	6,968	10,130	10,523
Other income (expense)
(Loss) gain on derivatives, net	9	1,664	(8,637)	(480)	(14,281)
Interest (expense), net	6	(1,099)	(1,344)	(2,257)	(2,731)
Foreign currency (loss) gain, net		(3,083)	4	(4,104)	(2,550)
Interest income and other (expense), net		88	(46)	105	5
Income (loss) before tax		14,244	(3,055)	3,394	(9,034)
Income tax (expense) benefit	13	(6,552)	(1,429)	(5,929)	(2,113)
Net income (loss)		$7,692	$(4,484)	$(2,535)	$(11,147)

Net income (loss) per share
Basic	14	$0.04	$(0.03)	$(0.01)	$(0.08)
Diluted	14	$0.04	$(0.03)	$(0.01)	$(0.08)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KLONDEX MINES LTD. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (US dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (loss)	$7,692	$(4,484)	$(2,535)	$(11,147)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax (expense) benefit of ($1,517) and $90 for the three months ended June 30, 2017 and 2016, respectively and ($2,012) and ($2,157) for the six months ended June 30, 2017 and 2016, respectively.	4,317	(256)	5,727	6,140
Comprehensive income (loss)	$12,009	$(4,740)	$3,192	$(5,007)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KLONDEX MINES LTD. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (US dollars in thousands)

		Three months ended June 30,		Six months ended June 30,
	Note	2017	2016	2017	2016
Operating activities
Net income (loss)		$7,692	$(4,484)	$(2,535)	$(11,147)
Significant items not involving cash
Depreciation and depletion		14,872	6,473	22,762	12,222
Asset retirement and accretion		380	252	761	499
Derivative fair value adjustments		(883)	6,139	169	10,217
Write-down of production inventories	3	544	—	1,990	—
Foreign exchange, net		3,528	(2,185)	4,427	(29)
Deferred tax expense (benefit)		(894)	521	(654)	750
Share-based compensation	12	1,005	583	1,721	1,038
Deliveries under Gold Purchase Agreement(1)		(1,956)	(1,522)	(3,816)	(2,760)
Loss on equipment disposal		26	4	142	4
Deferred share unit expense	8	495	—	404	—
Non-cash interest expense		120	—	273	—
Provision for legal settlement		—	2,250	—	2,250
		24,929	8,031	25,644	13,044
Changes in non-cash working capital
Trade receivables		—	(69)	—	(107)
Inventories		1,956	(2,613)	(4,458)	(3,438)
Prepaid expenses and other		2,381	4,988	1,233	(176)
Accounts payable		573	5,787	2,993	8,106
Accrued compensation and benefits		(1,095)	(695)	(1,314)	(360)
Provision for legal settlement		(3,000)	—	(3,000)	—
Income taxes payable		4,274	(4)	4,907	(4)
Net cash provided by operating activities		30,018	15,425	26,005	17,065
Investing activities
Expenditures on mineral properties, plant and equipment		(18,008)	(13,766)	(35,016)	(25,695)
Change in restricted cash, net		—	2,098	—	2,098
Cash paid for acquisitions		—	—	—	(20,000)
Net cash used in investing activities		(18,008)	(11,668)	(35,016)	(43,597)
Financing activities
Cash transactions related to share-based compensation		(3)	2,167	1,525	4,307
Cash received from warrant exercises		—	316	1,681	462
Repayment of capital lease obligations		(119)	(127)	(231)	(254)
Payment of debt issuance costs		(16)	(64)	(233)	(832)
Net cash (used) provided by financing activities		(138)	2,292	2,742	3,683
Effect of foreign exchange on cash balances		122	(26)	181	629
Net increase (decrease) in cash		11,994	6,023	(6,088)	(22,220)
Cash, beginning of period		29,554	30,854	47,636	59,097
Cash, end of period		$41,548	$36,877	$41,548	$36,877
(1) Represents Revenue less Interest Expense attributable to the Gold Purchase Agreement (as defined herein).
See Note 16. Supplemental cash flow information for additional details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

KLONDEX MINES LTD. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (US dollars in thousands, except shares)

	Note	Common shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance at December 31, 2016		175,251,538	$363,899	$(58,280)	$(27,565)	$278,054
Share-based compensation expense	12	—	1,721	—	—	1,721
Option exercises	12	969,689	1,613	—	—	1,613
Warrant exercises	11	1,140,800	1,681	—	—	1,681
Restricted share unit vestings, net of shares withheld to satisfy tax withholding		149,497	(88)	—	—	(88)
Net loss		—	—	(2,535)	—	(2,535)
Foreign currency translation adjustments		—	—	—	5,727	5,727
Balance at June 30, 2017		177,511,524	$368,826	$(60,815)	$(21,838)	$286,173

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
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting." ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an accounting policy election for forfeitures, and classification on the statement of cash flows. ASU No. 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, which for the Company meant the first quarter of the year ending December 31, 2017. The Company has adopted ASU 2016-09, which other than presentation and disclosure changes, did not have a material impact on its financial statements.
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
In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation." ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. ASU No. 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which for the Company means the first quarter of the year ending December 31, 2018. The Company is currently evaluating the impact that ASU No. 2017-09 will have on its financial statements.
3. Inventories
The following table provides the components of Inventories (in thousands):

	June 30, 2017	December 31, 2016
Supplies	$8,482	$5,541
Production related inventories:
Stockpiles	11,049	6,604
In-process	6,381	7,316
Doré finished goods	2,404	1,849
	$28,316	$21,310
As of June 30, 2017 and December 31, 2016, the Company's stockpiles, in-process, and doré finished goods inventories included approximately $4.4 million and $2.0 million, respectively, of capitalized non-cash depreciation and depletion costs.
The period-end market value of the Company's production-related inventories is determined in part by using the period-end prices (per ounces) of gold and silver and is sensitive to these inputs. Write-downs have resulted solely from the Company's application of its lower of average cost or net realizable value accounting policy and were unrelated to any ounce adjustments or changes to recovery rates. Write-downs for the three and six months ended June 30, 2017 were related to Midas and True North (both as defined herein).
The following table provides information about the Company's write-downs (in thousands, except per ounce amounts):

	Three months ended June 30,		Six months ended June 30,
Type of previously incurred cost	2017	2016	2017	2016
Cash production costs	$1,691	$—	$3,925	$—
Allocated depreciation and depletion	544	—	1,990	—
Write-down of production inventories	$2,235	$—	$5,915	$—

Period-end prices used in write-down calculation
Price per gold ounce	$1,243	$1,317	$1,243	$1,317
Price per silver ounce	$16.47	$18.36	$16.47	$18.36
Further declines from June 30, 2017 metal price levels and/or future production costs greater than the June 30, 2017 carrying value included in Inventories could result in, or contribute to, additional future write-downs of production-related inventories.

4. Prepaid expenses and other
The following table provides the components of Prepaid expenses and other (in thousands):

	June 30, 2017	December 31, 2016
Prepaid taxes	$283	$1,390
Vendor prepayments	428	315
Prepaid claim maintenance and land holding costs	718	909
Prepaid insurance	748	518
Utilities, rent, and service deposits	180	178
Software maintenance	137	60
Royalties	170	82
Other	813	1,226
	$3,477	$4,678
5. Mineral properties, plant and equipment, net
The following table provides the components of Mineral properties, plant and equipment, net (in thousands):

	June 30, 2017	December 31, 2016
Mineral properties	$163,601	$163,012
Facilities and equipment	104,212	97,054
Mine development	81,141	54,070
Land	3,856	3,828
Asset retirement cost assets(1)	3,191	2,887
Construction in progress	18,586	16,472
	374,587	337,323
Less: accumulated depreciation and depletion	(88,887)	(61,100)
	$285,700	$276,223
(1)Asset retirement cost assets relate to changes in asset retirement obligations at sites with proven and probable reserves.
Facilities and equipment included $2.2 million and $1.5 million at June 30, 2017 and December 31, 2016, respectively, for the gross amount of mobile mine equipment acquired under capital lease obligations. Accumulated depreciation on such mobile mine equipment totaled $0.7 million and $0.5 million at June 30, 2017 and December 31, 2016, respectively.
At June 30, 2017, construction in progress of $18.6 million included $11.1 million related to facilities and equipment, $6.6 million of mine development, $0.6 million of mineral properties, and $0.3 million of other.

6. Debt
The following table summarizes the components of Debt (in thousands):

	June 30, 2017	December 31, 2016
Debt, current:
Gold Purchase Agreement	$8,918	$8,023
Capital lease obligations	650	479
	$9,568	$8,502
Debt, non-current:
Revolver(1)	$11,178	$11,165
Gold Purchase Agreement	5,230	9,935
Capital lease obligations	822	589
	$17,230	$21,689
(1) Net of unamortized issuance costs of $0.8 million.
The following table summarizes the components of Interest (expense), net (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Gold Purchase Agreement	$701	$1,023	$1,484	$2,149
Promissory Note	—	233	—	413
Revolver interest and stand-by fees	340	62	674	62
Capital lease obligations	6	14	15	31
Other	52	50	84	114
Less: capitalized interest	—	(38)	—	(38)
	$1,099	$1,344	$2,257	$2,731
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
Gold Purchase Agreement
The Company's February 2014 gold purchase agreement with a subsidiary of Franco-Nevada Corporation (the "Gold Purchase Agreement") requires physical gold deliveries to be made at the end of each month, each of which reduces the Gold Purchase Agreement balance and accrued interest. The repayment amortization schedule was established on the transaction date and incorporates then current forward gold prices (ranging from $1,290 to $1,388) and an effective interest rate of approximately 18.3%. Gold deliveries will cease on December 31, 2018 following the delivery of a total of 38,250 gold ounces. The Gold Purchase Agreement is secured by all the Company's assets on a pari passu basis with the Revolver.
During the three and six months ended June 30, 2017 and 2016, the Company delivered 2,000 and 4,000 gold ounces, respectively, for each period under the Gold Purchase Agreement. The Company is required to deliver 2,000 gold ounces per quarter (8,000 gold ounces per year) during fiscal years 2017 and 2018.

Capital lease obligations
The Company's capital lease obligations are for the purchase of mobile mine equipment and passenger vehicles, bear interest at approximately 4.0% per annum, and carry 36 or 48-month terms. The Company's capital lease obligations are secured by the underlying assets financed.
Debt covenants
The Company's debt agreements contain certain representations and warranties, restrictions, events of default, and covenants that are customary for agreements of these types. Additionally, the Revolver contains financial covenants which require the Company to maintain a Tangible Net Worth not less than $100.0 million, a Gearing Ratio (a measure of debt to EBITDA) not greater than 4.00:1, a Cash Balance not less than $10.0 million, and a Current Ratio not less than 1.10:1 (as such terms are defined in the Revolver). The Company was in compliance with all debt covenants as of June 30, 2017 and December 31, 2016.
7. Asset retirement obligations
The Company’s asset retirement obligations are related to its mining operations, projects, and exploration activities. The Company's asset retirement obligations are estimated based upon present value techniques of expected cash flows, estimates of inflation, and a credit adjusted risk-free discount rate. The following table provides a summary of changes in the asset retirement obligation (in thousands):

	June 30, 2017	December 31, 2016
Balance, beginning of period	$25,436	$12,387
Changes in estimates	—	2,866
Accretion expense	761	1,122
Additions resulting from Hollister Acquisition - Hollister	—	4,481
Additions resulting from Hollister Acquisition - Aurora	—	2,677
Additions resulting from True North Acquisition	—	1,793
Effect of foreign currency	58	110
Balance, end of period	$26,255	$25,436
As of June 30, 2017, the Company's asset retirement obligations were secured by surety bonds totaling $48.2 million, which were partially collateralized by Restricted cash totaling $10.0 million. During the six months ended June 30, 2017, the amount of restricted cash collateralizing the surety bonds remained unchanged.
The following table provides a listing of the Company's asset retirement obligations by property (in thousands):

	June 30, 2017	December 31, 2016
Midas	$12,968	$12,616
Hollister	6,302	6,110
Aurora	2,826	2,741
Fire Creek	2,375	2,303
True North	1,784	1,666
	$26,255	$25,436
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

The fair value of DSUs granted each year, together with the change in fair value of all outstanding DSUs, is recorded within General and administrative and totaled $0.5 million and $0.4 million during the three and six months ended June 30, 2017.
The following table provides a summary of the Company's outstanding DSUs:

Six months ended June 30, 2017
Outstanding at beginning of period	180,183
Granted	180,183
Redeemed	—
Outstanding at end of period	360,366
9. Derivatives
The following table provides a listing of the Company's derivative instruments (in thousands):

Description	Recorded Within	June 30, 2017	December 31, 2016
Gold Purchase Agreement embedded derivative	Derivative assets, current	$686	$1,247
Gold Collar	Derivative assets, current	124	—
Gold Purchase Agreement embedded derivative	Derivative assets, non-current	402	1,545
		$1,212	$2,792

Gold Offering Agreement	Derivative liabilities, current	$582	$1,721
Gold Offering Agreement	Derivative liabilities, non-current	—	331
		$582	$2,052
The following table lists the net amounts recorded for (Loss) gain on derivatives, net (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Gold Purchase Agreement embedded derivative	8	(1,710)	(1,399)	(5,096)
Gold Offering Agreement	375	(664)	33	(1,835)
Forward metal sales(1)	1,157	(6,263)	762	(7,350)
Gold Collar	124	—	124	—
	$1,664	$(8,637)	$(480)	$(14,281)
(1) Loss (gain) on settlement and revaluation of forward metal sales derivative instruments, which was determined by the difference in the fixed forward price received by the Company and the spot price on the applicable delivery date. See Forward Metal Sales discussed below.

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

	Outstanding Future Deliveries		Three months ended June 30,		Six months ended June 30,
	2018	2017	2017	2016	2017	2016
Gold ounces	8,000	4,000	2,000	2,000	4,000	4,000
Average forward gold price	$1,369	$1,340	$1,328	$1,306	$1,325	$1,304
Average gold spot price on delivery date	n/a	n/a	$1,255	$1,273	$1,246	$1,234

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Gold ounces purchased by counterparty	34,745	10,390	56,785	29,973
Average gold price paid to the Company	$1,251	$1,247	1,221	1,151
Average gold spot price on delivery date	$1,265	$1,269	1,246	1,191
Forward metal sales
In order to increase the certainty of expected future cash flows, from time to time, the Company enters into fixed forward spot trades for a portion of its projected gold and silver sales. These agreements are considered derivative financial instruments. The following table summarizes information about the Company's forward trades entered into during the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Gold ounces covered	42,292	69,820	90,850	97,090
Average price per gold ounce	$1,273	$1,268	1,253	1,245
Silver ounces covered	307,900	896,900	594,900	1,421,516
Average price per silver ounce	$17.26	$17.35	17.56	16.56
Gold Collar
During the second quarter 2017, the Company entered into short-term zero cost gold collars. The collars total 2,500 gold ounces per month through December 31, 2017 at a floor of $1,200 per ounce and a ceiling of $1,360 per ounce. The value of these collars at June 30, 2017 was $0.1 million.
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

Financial assets and liabilities are classified in their entirety based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between fair value hierarchy levels during the six months ended June 30, 2017. The following table provides a listing (by level) of the Company's financial assets and liabilities which are measured at fair value on a recurring basis (in thousands):

		June 30, 2017			December 31, 2016
Assets:	Note	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Gold Purchase Agreement embedded derivative	9	$—	$1,088	$—	$—	$2,792	$—
Gold Collar	9	—	124	—	—	—	—
		$—	$1,212	$—	$—	$2,792	$—

Liabilities:
Deferred share units liability	8	$—	$1,259	$—	$—	$812	$—
Gold Offering Agreement	9	—	—	582	—	—	2,052
		$—	$1,259	$582	$—	$812	$2,052
Gold Purchase Agreement embedded derivative - This asset was valued by a third-party consultant (and reviewed by the Company) using observable inputs, including period-end forward gold prices and historic forward gold prices from the Gold Purchase Agreement's February 2014 transaction date and, as such, is classified within Level 2 of the fair value hierarchy.
Gold Collar - The Company's gold collar is valued based on a Black-Scholes model with various observable inputs. These inputs include contractual terms, gold market prices, volatility of gold prices, and risk free interest rates. These derivatives are classified within Level 2 of the valuation hierarchy.
Deferred share units liability - This liability was valued using the number of outstanding DSUs and quoted closing prices of the Company’s common shares, which are traded in active markets, and as such is classified within Level 2 of the fair value hierarchy. The fair value was calculated as the number of DSUs outstanding multiplied by the period end DSU Value.
Gold Offering Agreement - This liability was valued by a third-party consultant (and reviewed by the Company) using a simulation-based pricing model and is classified within level 3 of the fair value hierarchy as it incorporates an estimate of the Company's future gold production from Fire Creek, which is not an observable input, as well as quoted prices from active markets and certain observable inputs, such as, forward gold prices and the volatility of such prices. The Company's 2017 gold production from Fire Creek is estimated to range from 97,000 - 100,000 ounces, the amounts of which were incorporated into the June 30, 2017 valuation.
Items disclosed at fair value - Other than the above, the carrying values of financial assets and liabilities approximate their fair values, other than Debt, which is carried at amortized cost. As of June 30, 2017, the fair value of the Gold Purchase Agreement, including the embedded features, was approximately $14.6 million.
Level 3 information
The following table provides additional detail for the Company's Level 3 financial liability (in thousands):

Gold Offering Agreement liability:	June 30, 2017
Balance at beginning of the period	$2,052
Gain from change in fair value	(1,470)
Balance at end of the period	$582

(Loss) gain on derivative, net:
Settlement losses	$(1,437)
Gain from change in fair value	1,470
$33
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
Share Purchase Warrants
The Company has previously issued share purchase warrants in conjunction with its acquisition of Hollister and Midas (both as defined herein) in 2016 and 2014, respectively, and other past debt and equity financing transactions. The following table summarizes activity of the Company's warrant activity:

	June 30, 2017
Warrants	Number of Warrants	Weighted Average Exercise Price - CDN$
Outstanding, beginning of period	11,140,800	$3.86
Exercised	(1,140,800)	1.95
Outstanding, end of period	10,000,000	$4.08
Exercisable, end of period	10,000,000	$4.08
The following table provides a summary of the Company's outstanding warrants:

	June 30, 2017
Exercise price per share - CDN$	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price - CDN$
$2.00 - $2.49	5,000,000	11.62	2.15
$6.00	5,000,000	14.76	6.00
	10,000,000	13.19	$4.08
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
Share-based compensation costs
The following table summarizes the Company's share-based compensation cost by award type (in thousands):

	Three months ended June 30,		Six months ended June 30,
Share-based compensation cost by award	2017	2016	2017	2016
Share options	$172	$388	$345	$800
Restricted share units - time vesting criteria	662	167	1,106	238
Restricted share units - performance vesting criteria	164	—	256	—
Common share awards	7	28	14	—
	$1,005	$583	$1,721	$1,038

The following table summarizes activity of the Company's share-based compensation for restricted share units ("RSUs"), common share awards, and share options:

	Six months ended June 30, 2017
	Restricted share units - time-based vesting(1)		Restricted share units - performance-based vesting		Common share awards	Share options
Outstanding, beginning of period	948,038		212,243		56,665	5,233,105
Granted	968,339	(4)	295,390	(5)	—	—
Forfeited	(90,943)		—		—	(73,333)
Vested and issued(2)	(172,319)		—		—	—
Exercised(3)	—		—		—	(969,689)
Outstanding, end of period	1,653,115		507,633		56,665	4,190,083
(1) Includes awards with comparable terms and characteristics of RSUs, even if such awards are not called "RSUs" under the plan they were granted.
(2) Not applicable to Share options.
(3) Only applicable to Share options.
(4) The weighted average grant-date fair value of time-based RSUs granted during the six months ended June 30, 2017 was CDN$4.62.
(5) The weighted average grant-date fair value of performance-based RSUs granted during the six months ended June 30, 2017 was CDN$4.60.
13. Income taxes
Major components of our income tax (expense) benefit for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Current:
Canada	$—	$—	$—	$—
United States	(7,355)	(911)	(6,491)	(1,366)
Total current income tax (expense) benefit	(7,355)	(911)	(6,491)	(1,366)
Deferred:
Canada	—	—	—	—
United States	803	(518)	562	(747)
Total deferred income tax (expense)	803	(518)	562	(747)
Total income tax (expense) benefit	$(6,552)	$(1,429)	$(5,929)	$(2,113)

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (loss)	$7,692	$(4,484)	$(2,535)	$(11,147)
Weighted average common shares:
Basic	177,342,382	143,003,462	176,945,635	141,211,937
Effect of:
Share options	1,782,174	—	—	—
Warrants	2,678,981	—	—	—
Restricted share units(1)	406,418	—	—	—
Diluted	182,209,955	143,003,462	176,945,635	141,211,937
Net income (loss) per share
Basic	$0.04	$(0.03)	$(0.01)	$(0.08)
Diluted	$0.04	$(0.03)	$(0.01)	$(0.08)
(1) Represents restricted share units with time-based and performance-based vesting criteria.
For the three and six months ended June 30, 2017, the impact of dilutive share-based instruments was determined using the Company's average share price, which was CDN$4.63 and CDN$5.64, respectively. For the three and six months ended June 30, 2016, the impact of dilutive share-based instruments was determined using the Company's average share price, which was CDN$4.38 and CDN$3.87, respectively.
Diluted net income (loss) per share excludes common share-based instruments in periods where inclusion would be anti-dilutive. For the three months ended June 30, 2017, 1,477,261 warrants and 494,487 restricted share units were excluded from diluted net income (loss) per share as the warrants and restricted share units would be antidilutive. For the six months ended June 30, 2017, had the Company generated net income, the effects from executing 2,678,981 warrants, 2,232,920 share options, and 487,600 restricted share units would have been included in the diluted weighted average common shares calculation. During the three months ended June 30, 2016, had the Company generated net income, the effects from executing 4,287,918 warrants, 3,344,200 share options, and 488,336 common share awards would have been included in the diluted weighted average common shares calculation. During the six months ended June 30, 2016, had the Company generated net income, the effects from executing 3,804,161 warrants, 2,854,064 share options, and 488,336 common share awards would have been included in the diluted weighted average common shares calculation.
15. Segment information
The Company's reportable segments are comprised of operating units which have revenues, earnings or losses, or assets exceeding 10% of the respective consolidated totals, each of which is reviewed by the Company’s Chief Executive Officer to make decisions about resources to be allocated to the segments and to assess their performance. The table below summarizes segment information:

Three months ended June 30, 2017	Fire Creek	Midas	Hollister	Aurora	True North	Corporate and other	Total
Revenues	$59,250	$19,148	$—	$—	$8,394	$—	$86,792
Cost of sales
Production costs	20,946	13,494	—	—	7,258	—	41,698
Depreciation and depletion	7,333	5,650	—	—	1,889	—	14,872
Write-down of production inventories	—	419	—	—	1,816	—	2,235
	30,971	(415)	—	—	(2,569)	—	27,987
Other operating expenses
General and administrative	238	205	186	—	175	4,923	5,727
Exploration	462	476	361	—	—	—	1,299
Development and projects costs	—	—	3,226	655	—	—	3,881
Asset retirement and accretion	36	176	96	43	29	—	380
Loss on equipment disposal	—	26	—	—	—	—	26
Income (loss) from operations	$30,235	$(1,298)	$(3,869)	$(698)	$(2,773)	$(4,923)	$16,674
Capital expenditures	$7,680	$4,716	$1,323	$155	$4,076	$58	$18,008
Total assets	$51,195	$109,725	$123,972	$16,169	$52,922	$35,021	$389,004

Three months ended June 30, 2016	Fire Creek	Midas	Hollister	Aurora	True North	Corporate and other	Total
Revenues	$34,330	$15,663	$—	$—	$—	$—	$49,993
Cost of sales
Production costs	10,912	11,664	—	—	—	—	22,576
Depreciation and depletion	3,014	3,412	—	—	—	—	6,426
	20,404	587	—	—	—	—	20,991
Other operating expenses
General and administrative	177	177	—	—	—	2,826	3,180
Exploration	2,885	345	—	—	—	—	3,230
Development and projects costs	—	—	—	—	4,764	—	4,764
Asset retirement and accretion	42	179	—	—	31	—	252
Business acquisition costs	—	—	110	—	233	—	343
Provision for legal settlement	2,249	—	—	—	—	1	2,250
Loss on equipment disposal	—	—	—	—	—	4	4
Income (loss) from operations	$15,051	$(114)	$(110)	$—	$(5,028)	$(2,831)	$6,968
Capital expenditures	$5,483	$7,324	$—	$—	$909	$50	$13,766
Total assets	$42,751	$99,729	$—	$—	$41,374	$43,156	$227,010

Six months ended June 30, 2017	Fire Creek	Midas	Hollister	Aurora	True North	Corporate and other	Total
Revenues	$79,701	$34,937	$—	$—	$13,864	$—	$128,502
Cost of sales
Production costs	27,727	26,036	—	—	14,164	—	67,927
Depreciation and depletion	8,990	10,186	—	—	3,424	—	22,600
Write-down of production inventories	—	1,370	—	—	4,545	—	5,915
	42,984	(2,655)	—	—	(8,269)	—	32,060
Other operating expenses
General and administrative	429	361	186	—	428	8,811	10,215
Exploration	589	476	361	—	—	—	1,426
Development and projects costs	—	—	8,731	655	—	—	9,386
Asset retirement and accretion	72	353	192	85	59	—	761
Loss on equipment disposal	36	106	—	—	—	—	142
Income (loss) from operations	$41,858	$(3,951)	$(9,470)	$(740)	$(8,756)	$(8,811)	$10,130
Capital expenditures	$14,484	$10,260	$1,621	$770	$7,534	$347	$35,016
Total assets	$51,195	$109,725	$123,972	$16,169	$52,922	$35,021	$389,004

Six months ended June 30, 2016	Fire Creek	Midas	Hollister	Aurora	True North	Corporate and other	Total
Revenues	$56,264	$30,170	$—	$—	$—	$—	$86,434
Cost of sales
Production costs	19,569	23,338	—	—	—	—	42,907
Depreciation and depletion	4,928	7,301	—	—	—	—	12,229
	31,767	(469)	—	—	—	—	31,298
Other operating expenses
General and administrative	338	338	—	—	—	5,922	6,598
Exploration	4,388	454	—	—	—	—	4,842
Development and projects costs	—	—	—	—	5,530	—	5,530
Asset retirement and accretion	83	355	—	—	61	—	499
Business acquisition costs	—	—	110	—	942	—	1,052
Provision for legal settlement	2,249	—	—	—	—	1	2,250
Loss on equipment disposal	—	—	—	—	—	4	4
Income (loss) from operations	$24,709	$(1,616)	$(110)	$—	$(6,533)	$(5,927)	$10,523
Capital expenditures	$10,939	$12,315	$—	$—	$2,081	$360	$25,695
Total assets	$42,751	$99,729	$—	$—	$41,374	$43,156	$227,010
16. Supplemental cash flow information
The following table provides a summary of significant supplemental cash flow information:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Cash paid for federal and state income taxes	$638	$11	$638	$1,915
Cash paid for interest	1,076	1,344	2,257	2,731
Mineral properties, plant and equipment acquired through Promissory Note	—	—	—	12,000
Mobile equipment acquired through capital lease obligations	636	—	636	—

17. Commitments and contingencies
From time to time the Company is involved in legal actions related to our business; however, management does not believe, based on currently available information, that contingencies related to any pending or threatened legal matter will have a material adverse effect on the Company’s financial position, although a contingency could be material to the Company’s results of operations or cash flows for a particular period depending on the results of operations and cash flows for such period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources, and other factors.
Royalty commitments
Certain patented and unpatented mining claims at all mine sites are subject to lease and royalty agreements that require payments to holders based on minimum annual payment schedules and/or a percentage of the mineral values produced from, or transported through, the royalty claims. Amounts due pursuant to royalty agreements are not recorded in the Condensed Consolidated Financial Statements until such time when the amounts are actually payable. The primary type of royalty agreement applicable to the mine sites is a net smelter return ("NSR") royalty. Under an NSR royalty, the amount paid by the Company to the royalty holder is generally calculated as the royalty percentage multiplied by the market value of the minerals produced less charges and costs for milling, smelting, refining, and transportation. During the three and six months ended June 30, 2017 and 2016, the Company paid $0.2 million and nil, respectively, all of which were related to minimum and advance royalty payments.
18. Subsequent events
On August 7, 2017 the Company entered into a definitive arrangement to acquire all of the issued and outstanding common shares of Bison Gold Resources Inc. ("Bison") by way of a Plan of Arrangement in exchange for cash or common shares of the Company or a combination of each, at the election of the Company. The consideration payable by the Company under the transaction is approximately $7.3 million (CDN$9.2 million) on a fully-diluted basis. The transaction is expected to close in the fourth quarter of 2017.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion & Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements (as previously defined) which are subject to numerous risks and uncertainties, as more fully described in the Cautionary statement regarding forward-looking statements section of this Quarterly Report on Form 10-Q. This MD&A provides a discussion and analysis of the financial condition and results of operations of the Company and includes the Company's subsidiaries. This MD&A should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the "SEC") as well as our interim unaudited Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The following discussion has been prepared based on information available to us as of August 9, 2017. All dollar amounts included in this MD&A are expressed in thousands of United States dollars unless otherwise noted. References to CDN$ refer to Canadian dollars. References to "Notes" refer to the notes to Condensed Consolidated Financial Statements.
In this MD&A, we use the non-GAAP performance measures "Cash revenue from operations", "Cash production costs from operations", "Cash margin from operations", "Production cash costs per gold equivalent ounce sold", "All-in sustaining costs per gold ounce sold" and "All-in costs per gold ounce sold", which should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See the Non-GAAP performance measures section of this MD&A for additional detail.
Introduction and strategy
We are a well–capitalized, junior–tier gold and silver mining company focused on exploration, development, and production in a safe, environmentally responsible, and cost–effective manner. As of June 30, 2017, we had 100% interests in three producing mines: (1) the Fire Creek mine ("Fire Creek") and (2) the Midas mine and ore milling facility ("Midas"), both of which are located in the state of Nevada, USA, and (3) the True North gold mine and mill in Manitoba, Canada ("True North", formerly known as the Rice Lake mine). The Company also has 100% interests in two recently acquired projects: (1) the Hollister mine ("Hollister") and (2) the Aurora mine and ore milling facility ("Aurora", formerly known as Esmeralda), both of which are also located in Nevada, USA. All of our mines are located in safe political jurisdictions.
Prior to February 2014, our only mine was Fire Creek, and since that time, we have experienced growth in our annual gold and silver production, total assets, and workforce largely due to growth at Fire Creek and to the acquisitions of Midas (February 2014), True North (January 2016), and Hollister and Aurora (October 2016).
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
Executive summary

Our second quarter 2017 highlights included the following, which are discussed in further detail throughout this MD&A or elsewhere in this Quarterly Report on Form 10-Q:

•
Health, safety, and environmental - We remained committed to our most important core values by operating in an environmentally-responsible manner while protecting the health and safety of our employees and contractors. No lost-time injuries occurred at our properties during the quarter and as of June 30, 2017, we had operated 1,720 days (~4.7 years) at Fire Creek, 996 days (~2.7 years) at Midas, 525 days (~1.4 years) at True North, and 270 days (~0.7 years) at Hollister and Aurora, without a lost-time injury.

•
Consolidated performance - We mined a total of 53,235 gold equivalent ounces ("GEOs"), in line with management’s expectations. Mined ounces are calculated using tons hauled from underground to surface multiplied by the assays from production sampling. We produced a total of 66,618 GEO's

•
Nevada performance - At Fire Creek, Midas, and Hollister, the Company mined 89,524 ore tons in the second quarter at an average mined head grade of 0.52 GEOs per ton. The Company's mining activity performed as planned, which resulted in an estimated 46,889 GEOs mined. Production cash costs per gold equivalent ounce sold in Nevada was $554 which is below our updated 2017 expected range of $625 to $650. We anticipate that total annual cash costs per gold equivalent ounce sold in Nevada to be in line with our updated guidance of $625 to $650.

•	Fire Creek - From Fire Creek, the Company milled 49,060 ore tons in the second quarter at an average milled head grade of 1.01 gold equivalent ounces per ton, producing 45,769 gold equivalent ounces.

•
Midas - At Midas, the Company milled 43,172 ore tons in the second quarter at an average milled head grade of 0.36 gold equivalent ounces per ton, producing 13,928 gold equivalent ounces. Midas is expected to increase its development activities in the second half of the year, thus producing fewer ore tons at similar or higher grades.

•
Midas Mill - The Company has added a tails thickener to the Midas mill. The addition of the thickener will extend the life of the mill tailings facilities and reduce future capital expenditures. The mill also converted four leach tanks to CIL ("Carbon in Leach") to be ready to process ore from the Hollister mine. This change will allow the Company to mill ore from Hollister without affecting recovery rates of ore from Fire Creek and Midas.

•
Hollister mine development - At Hollister, the Company mined 15,162 ore tons in the second quarter at an average mined head grade of 0.47 GEOs per ton for a total of 7,064 GEOs, which were stockpiled at the end of the second quarter. Stockpiled ore is expected to be processed at the Midas mill in the second half of the year. Mining rates and mined head grade are expected to increase in the second half of the year due to higher grades and as we complete development activities and increase cut-and-fill, long-hole mining rates.

•
True North performance - At True North in Canada, the Company milled 44,484 ore tons in the second quarter from the True North Mine at an average milled head grade of 0.14 gold ounces per ton (4.4 grams per tonne), producing a total of 5,798 gold ounces. The Company also milled 25,191 tons from the True North Tailings at an average milled head grade of 0.05 gold ounces per ton (1.6 grams per ) producing an additional 1,113 gold ounces.

•
Ounces sold and financial results - We sold 69,511 GEOs, consisting of 62,603 gold ounces and 293,125 silver ounces. Revenue was $86.8 million from average realized selling prices per gold and silver ounce of $1,249 and $17.10, respectively. Net income was $7.7 million (or $0.04 per share - basic).

•
Cash flows and liquidity - We maintained our strong financial position and liquidity. Our ending cash balance was $41.5 million after $30.0 million of operating cash inflows, $18.0 million used in investing activities, and $0.1 million used in financing activities. Ending working capital was $28.8 million and total liquidity was $51.8 million when including the $23.0 million of Revolver availability.

•
Spending - Capital, exploration, and development spending totaled $8.1 million at Fire Creek, $5.2 million at Midas, $4.1 million at True North, $4.9 million at Hollister, $0.8 million at Aurora, and $0.1 million at corporate for total capital, exploration and development spending of $23.2 million. As a result of higher than budgeted metal prices and higher than expected production in Nevada, we are increasing our capital expenditure guidance to $63 - $71 million and our district and near mine exploration increasing to $7 to $9 million, the majority of which will be spent at Fire Creek.

•
Acquisition - On August 7, 2017 the Company entered into a definitive arrangement to acquire all of the issued and outstanding common shares of Bison Gold Resources Inc. ("Bison") by way of a Plan of Arrangement in exchange for cash or common shares of the Company or a combination of each, at the election of the Company. The consideration payable by the Company under the transaction is approximately $7.3 million (CDN$9.2 million) on a fully-diluted basis. The transaction is expected to close in the fourth quarter of 2017.

2017 full year outlook
The following statements are based on our current expectations for fiscal year 2017 results. The statements are forward-looking and actual results may differ materially.

We have updated our 2017 operating guidance. We now expect to produce between 213,000 and 230,000 GEOs during 2017 at an expected production cash cost per GEO sold of $675 to $700. This represents an increase in GEOs sold of approximately 40% from the prior year as we expect to benefit from production at Hollister in Nevada as well as higher production from True North in Canada as ramp-up continues. Fire Creek and Midas’ 2017 production is expected to be in line or slightly higher than the prior year as we benefit from higher than expected mined head grades. At True North in Canada, due to a longer than expected ramp-up in the first half of the year, we now expect our cash cost per gold equivalent ounce sold to be $900 to $950 for the year.
We expect our 2017 capital expenditures to be between $63 - $71 million with an additional $7 - $9 million to be spent on district and near mine exploration. The majority of capital is expected to be spent at Fire Creek as we continue underground expansion in the form of primary access development and advancement of a second portal.
Below are tables summarizing updated key 2017 operating guidance.

	Gold Equivalent Ounces Produced(1)		Production Cash Costs per Gold Equivalent Ounce Sold(1)		Capital Expenditures (thousands)
2017 full year outlook	Low	High	Low	High	Low	High
Midas	45,000	50,000	$800	$850	$9,000	$10,000
Midas Mill	—	—	—	—	6,000	8,000
Fire Creek	97,000	100,000	425	450	27,000	29,000
Hollister	30,000	35,000	935	960	6,000	8,000
Nevada Total	172,000	185,000	625	650	48,000	55,000
True North(2)	41,000	45,000	900	950	15,000	16,000
	213,000	230,000	$675	$700	$63,000	$71,000

	Low	High
Corporate general and administrative (thousands)	$17,000	$18,000
Hollister development and project costs (thousands)	$9,000	$9,000
All-in sustaining costs(1)	$950	$1,000
Regional exploration (thousands)	$7,000	$9,000
All-in costs per gold ounce sold(1)	$1,070	$1,130
(1) This is a non-GAAP measure; refer to the Non-GAAP Performance Measures section of the MD&A for additional detail.
(2) Based on an estimated CDN:US dollar exchange rate of 0.75:1.
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

Results of operations

	Three months ended June 30,			Six months ended June 30,
Revenues	2017	2016	Change	2017	2016	Change
Gold revenue
Fire Creek	$58,753	$33,958	$24,795	$79,004	$55,360	$23,644
Midas	14,380	8,592	5,788	25,240	18,760	6,480
True North	8,394	—	8,394	13,846	—	13,846
	81,527	42,550	38,977	118,090	74,120	43,970

Silver revenue
Fire Creek	497	372	125	697	904	(207)
Midas	4,768	7,071	(2,303)	9,697	11,410	(1,713)
True North	—	—	—	18	—	18
	5,265	7,443	(2,178)	10,412	12,314	(1,902)
	$86,792	$49,993	$36,799	$128,502	$86,434	$42,068
Revenues increased in the second quarter of 2017 as compared to the second quarter of 2016 due to higher production volume and higher grades from Fire Creek and Midas and the addition of production at True North. These factors also contributed to the increase in revenues in the first six months of 2017 as compared to the same period in 2016. Consolidated ore tons milled during the first half of 2017 and 2016 were 251,810 and 159,949, respectively. See the Mining operations review section of this MD&A for additional discussion on our operating results at each mine.
Gold revenue - The table below summarizes changes in gold revenue, ounces sold, and average realized prices (in thousands, except ounces sold and per ounce amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Total gold revenue (thousands)	$81,527	$42,550	$118,090	$74,120
Gold ounces sold	65,293	32,499	94,852	59,463
Average realized price (per ounce)	$1,249	$1,309	$1,245	$1,246

The change in gold revenue was attributable to:	Change		Change
Increase in ounces sold	$42,895		$44,064
Change in average realized price	(1,950)		(59)
Effect of average realized price change on ounces sold increase	(1,968)		(35)
	$38,977		$43,970

Silver revenue - The table below summarizes changes in silver revenue, ounces sold, and average realized prices (in thousands, except ounces sold and per ounce amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Total silver revenue (thousands)	$5,265	$7,443	$10,412	$12,314
Silver ounces sold	307,899	408,316	594,899	733,590
Average realized price (per ounce)	$17.10	$18.23	$17.50	$16.79

The change in silver revenue was attributable to:	Change		Change
Change in ounces sold	$(1,830)		$(2,325)
Change in average realized price	(461)		521
Effect of average realized price change on ounces sold change	113		(98)
	$(2,178)		$(1,902)

	Three months ended June 30,			Six months ended June 30,
Cost of sales	2017	2016	Change	2017	2016	Change
Production costs	$41,698	$22,576	$19,122	$67,927	$42,907	$25,020
Depreciation and depletion	14,872	6,426	8,446	22,600	12,229	10,371
Write-down of production inventories	2,235	—	2,235	5,915	—	5,915
	$58,805	$29,002	$29,803	$96,442	$55,136	$41,306
Cost of sales by mine
Fire Creek	$28,279	$13,926	$14,353	$36,717	$24,497	$12,220
Midas	19,563	15,076	4,487	37,592	30,639	6,953
True North	10,963	—	10,963	22,133	—	22,133
	$58,805	$29,002	$29,803	$96,442	$55,136	$41,306
Production costs - Increases in production costs during the three and six months ended June 30, 2017, as compared to the same periods in 2016 were driven by the addition of True North, higher depreciation and depletion expense and higher volumes of ounces sold during the periods. See the Mining operations review section of this MD&A for a discussion of production costs at each mine.
Depreciation and depletion - Depreciation and depletion increased in second quarter and first half of 2017 compared to the corresponding periods in 2016 due primarily to the addition of True North and also due to higher volumes of ounces sold out of Midas and Fire Creek.
Write-down of production inventories - Increases in production costs and depletion and depreciation led to write-downs of ending inventory balances at True North and Midas in the three and six months ended June 30, 2017. See Note 3. Inventories to the Notes to Consolidated Financial Statements for additional detail.

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
General and administrative	$5,727	$3,180	$2,547	$10,215	$6,598	$3,617
The increase during the three and six months ended June 30, 2017 as compared to the same periods in 2016 is due to higher compensation and benefit costs from increased staff levels at the corporate office and professional fees, both of which are due to our growth. We also experienced higher legal fees of approximately $0.7 million for litigation during the three and six months ended June 30, 2017.

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Exploration	$1,299	$3,230	$(1,931)	$1,426	$4,842	$(3,416)

Exploration was lower in the second quarter and first half of 2017 due to the focus on production and capital drilling. Exploration in the first half of the year was also affected by inclement weather conditions impeding surface exploration activities. Surface exploration activities ramped up in the second quarter of 2017 and will continue into the third and fourth quarters of 2017.

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Development and projects costs	$3,881	$4,764	$(883)	$9,386	$5,530	$3,856
Development and project costs during the three and six months ended June 30, 2017 were $3.2 million and $8.7 million, respectively at Hollister. These costs were generally for rehabilitating drifts, and ramps which enable us to physically access the underground stopes and working faces, drilling, engineering, metallurgical, and other related costs to delineate or expand mineralization, all of which occurred in the Main and Gloria zones. From January 1 to May 31, 2017, these costs were expensed as Hollister did not have a reserve. We issued a reserve for the Main and Gloria zones with an effective date of May 31, 2017, and as such, certain costs for these zones incurred beginning June 1, 2017 were capitalized.

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Asset retirement and accretion	$380	$252	$128	$761	$499	$262
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

	Three months ended June 30,			Three months ended June 30,
	2017	2016	Change	2017	2016	Change
Business acquisition costs	$—	$343	$(343)	$—	$1,052	$(1,052)
These amounts relate to costs and expenses associated with the acquisitions of True North (January 2016), and Hollister and Aurora (October 2016).

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
(Loss) gain on derivatives, net	$1,664	$(8,637)	$10,301	$(480)	$(14,281)	$13,801
Amounts recorded for derivatives are attributable to changes in the fair value of derivative instruments and gains or losses on derivative settlements and transactions, both of which are generally impacted by changes in gold and silver prices. See Note 9. Derivatives to the Notes to Consolidated Financial Statements for additional detail.

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Interest (expense), net	$(1,099)	$(1,344)	$245	$(2,257)	$(2,731)	$474
The largest component of total interest expense was for the February 2014 gold purchase agreement with a subsidiary of Franco-Nevada Corporation (the "Gold Purchase Agreement"), which represented 64% and 76%, of recorded interest expense during the second quarters of 2017 and 2016, respectively. See Note 6. Debt to the Notes to Consolidated Financial Statements for additional detail.

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Foreign currency (loss) gain, net	$(3,083)	$4	$(3,087)	$(4,104)	$(2,550)	$(1,554)
Amounts recorded for foreign exchange losses primarily relate to unrealized amounts on intercompany loan balances which we expect to settle in the foreseeable future which were partially offset by gains on U.S. dollar debt held in our Canadian companies.

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Income tax (expense) benefit	$(6,552)	$(1,429)	$(5,123)	$(5,929)	$(2,113)	$(3,816)
See Note 13. Income taxes to the Notes to Consolidated Financial Statements for a reconciliation of taxes.

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Net income (loss)	$7,692	$(4,484)	$12,176	$(2,535)	$(11,147)	$8,612
For the reasons discussed above and elsewhere in this MD&A, we reported the above amounts for Net income (loss) for the three and six months ended June 30, 2017 and 2016.
Exploration
Hollister - Nevada
Subsequent to quarter end the Company announced an initial mineral reserve estimate at Hollister. Total Hollister proven and probable Mineral Reserve is 116,100 gold equivalent ounces at a grade of 0.582 gold equivalent ounces per ton with 51.5 ounces coming from the Hollister Main zone and another 64.6 ounces coming from the Gloria zone.
The Hollister proven and probable Mineral Reserve estimate does not include any drill results from Hatter Graben. Drilling on the Hatter Graben commenced on June 17, 2017 and will include approximate 20,000 feet of drilling. The objective of this drilling is to infill the widely spaced high grade vein intercepts that were originally drilled in 2008 with the intent to develop an inferred resource on the Hatter Graben vein system.
Hatter Graben is located approximately 2,500 ft. east of the Hollister Main zone. Hatter Graben is a vein system comprised of multiple high grade veins of minable widths and with grades exceeding 1.0 Au opt.
A description of the data verification methods, quality assurance program and quality control measures applied can be found in the technical report titled "Technical Report and Pre-Feasibility Study for the Hollister Underground Mine", dated August 4, 2017 and with an effective date of May 31, 2017.
The table below summarizes the most recent mineral reserve estimate for Hollister:

Category	Tons (k)	Au opt	Au g/t	Ag opt	Ag g/t	AuEq opt	Au Eq g/t	Au koz	Ag koz	AuEq koz
Proven	51	0.55	19.0	2.90	99.6	0.58	19.9	28.1	147.5	29.5
Probable	149	0.55	18.9	3.20	109.7	0.58	20.0	82.2	476.2	86.6
Total P&P	200	0.55	18.9	3.13	107.2	0.58	19.9	110.3	623.7	116.1
True North - Canada
During the second quarter of 2017, the Company filed a technical report for the True North mine, Located in Bissett, Manitoba, Canada updating the mineral reserve estimate. Total mineral reserve increased 25% to 147,000 gold ounces. The underground mineral reserve is 104,700 gold ounces at a grade of 0.24 ounces per ton (8.3 grams per tonne).
Additional drilling will take place during the second half of 2017. Subsequent to the quarter end the Company shared additional drill results at True North. The Company received assay results for 104 underground drill holes totaling 64,227 ft (19,576 m). These holes targeted the up dip extension of the 710 zone from the 6350 level and the down dip extension of the 710 and 710 footwall lens at the 32 Level. These results further extend the known mineralization up and down dip from the highly prospective 710 zones to approximately 1,500 ft vertically.
The table below summarizes the most recent underground mineral reserve estimate for True North:

Category	Tons (k)	Au opt	Au g/t	Au koz
Proven	128	0.22	7.5	27.9
Probable	306	0.25	8.6	76.9
Total P&P	434	0.24	8.3	104.7
A description of the data verification methods, quality assurance program and quality control measures applied can be found in the technical report titled “Technical Report for the True North Mine, Bissett, Manitoba, Canada”, dated May 12, 2017 and with an effective date of March 31, 2017.

Mining operations review
Actual vs. modeled resource grades
Our average gold and gold equivalent mill head grades, on both a consolidated and individual mine site basis, can vary from the average grades of the mineral reserve estimates for each site. During our mining activities, we may encounter mineralization not included in the mineral reserve estimate that, in the opinion of management, can be processed economically. Often-times, rather than leaving such mineralized ore for future extraction, we mine the area when encountered so as not to potentially sterilize or incur additional costs to re-access and mine the ore at a later date. In other instances, additional design work, rehabilitation, and/or underground development may be required to enable access to mineralization included in the mineral resource estimate. Due to the above, actual mined gold and gold equivalent grades can differ from those which are stated in the current mineral reserve estimate.
Consolidated
The following table provides a summary of consolidated operating results for our producing properties which include our Nevada operations, Fire Creek, Midas, and Hollister (which began mining activities during the end of the first quarter of 2017) and our Canadian asset, True North, which was placed into production during the end of the third quarter of 2016.

	Three months ended June 30,					Six months ended June 30,
	2017				2016	2017			2016
Mine operations - consolidated	Nevada Total(1)	True North		Total	Nevada Total(1)	Nevada Total(1)	True North	Total	Nevada Total(1)
Ore tons mined	89,524	44,896		134,420	82,624	168,745	73,582	242,327	155,274
Average gold equivalent mined head grade (oz/ton)(2)	0.52	0.14		0.40	0.53	0.6	0.14	0.46	0.48
Gold equivalent mined (oz)(2)	46,889	6,333		53,235	43,989	100,682	10,249	110,908	74,507
Gold mined (oz)	42,325	6,333		48,658	37,658	90,773	10,249	101,022	63,381
Silver mined (oz)	334,119	—		334,119	454,594	702,864	—	702,864	829,574
Ore tons milled	92,232	69,675		161,907	86,194	153,199	98,611	251,810	159,949
Average gold equivalent mill head grade (oz/ton)(2)	0.70	0.11		0.45	0.52	0.64	0.12	0.44	0.48
Average gold mill head grade (oz/ton)	0.65	0.11		0.42	0.44	0.58	0.12	0.40	0.41
Average silver mill head grade (oz/ton)	3.81	—	(4)	2.17	5.72	4.32	0.00	2.63	5.31
Average gold recovery rate (%)	92.3%	92.0%		92.3%	93.7%	92.5%	94.0%	92.7%	93.9%
Average silver recovery rate (%)	83.5%	—%	(4)	83.5%	85.9%	83.8%	—%	83.8%	87.8%
Gold equivalent produced (oz)(2)	59,696	6,911		66,618	41,717	90,319	10,711	101,052	71,843
Gold produced (oz)	55,692	6,911		62,603	35,821	82,546	10,711	93,257	61,783
Silver produced (oz)	293,125	—		293,125	423,360	554,223	—	554,223	746,482
Gold equivalent sold (oz)(2)(3)	62,667	6,832		69,511	38,186	91,950	11,247	103,219	69,350
Gold sold (oz)	58,461	6,832		65,293	32,499	83,620	11,232	94,852	59,463
Silver sold (oz)	307,899	—		307,899	408,316	593,899	1,000	594,899	733,590
Revenues and realized prices
Gold revenue (000s)	$73,133	$8,394		$81,527	$42,550	$104,244	$13,846	$118,090	$74,120
Silver revenue (000s)	5,265	—		5,265	7,443	10,394	18	10,412	12,314
Total revenues (000s)	$78,398	$8,394		$86,792	$49,993	$114,638	$13,864	$128,502	$86,434
Average realized gold price ($/oz)	$1,251	$1,229		$1,249	$1,309	$1,247	$1,233	$1,245	$1,246
Average realized silver price ($/oz)	$17.10	$18.00		$17.10	$18.23	$17.50	$18.00	$17.50	$16.79
Non-GAAP Measures
Production cash costs per GEO sold(2)(3)	$554	$1,273		$624	$591	$587	$1,586	$696	$619
(1) Nevada Total includes Fire Creek and Midas for the full quarters of 2016 and 2017. It also includes Hollister mined tons, grade and ounces for 2017.
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
Nevada operations
The Company's Nevada operations milled a record number of tons during the second quarter of 2017. The Midas mill processed 92,232 tons of ore from Fire Creek and Midas compared to 86,194 tons in the second quarter of 2016. Fire Creek and Midas produced approximately 43% more gold equivalent ounces in the second quarter 2017 compared to the second quarter 2016 due to more tons processed through the mill. The Hollister Mine contributed 7,064 gold equivalent ounces to the total mined ounces during the second quarter. All of these ounces remained in stockpile at Hollister as of June 30, 2017. Stockpiled ore is expected to be processed at the Midas mill in the second half of the year after metallurgical test work is completed.
Canadian operations
The True North mine continues to ramp up towards full production. Mining rates increased in the second quarter of 2017 compared to the first quarter of 2017 with the Company also processing tons from the True North tailings. The Company expects 2017 production and grades to progressively increase throughout the year as waste development activities progress. Due to slower than expected waste development activities in the first half of the year and lower than expected equipment availability, we have increased our full year cash costs per equivalent ounce sold guidance range to $900 - $950.
All in sustaining costs
Total Company all in sustaining costs for the three and six months ended June 30, 2017 was $909 and $1,086 per gold ounce sold respectively. The Company expects to have all in sustaining costs for the year of $950 to $1,000 per gold ounce sold. (This is a non-GAAP measure; refer to the Non-GAAP Performance Measures section of the MD&A for additional detail).
Fire Creek (Nevada Operations)
Fire Creek is 100% owned, fully-permitted, and was acquired by Klondex in 1975. Production began in 2014 under the bulk sample permit. Fire Creek is located in north-central Nevada in Lander County approximately 16 miles south of a major highway (Interstate-80) near other large gold deposits and mines which are owned and operated by major mining companies. Fire Creek is a high-grade, epithermal vein deposit, and the land package covers approximately 18,714 acres (~28.8 square miles). Ore mined from Fire Creek is trucked to Midas for processing in the milling facility. The following table provides a summary of Fire Creek operating results and period-over-period changes.

	Three months ended June 30,			Six months ended June 30,
Mine Operations - Fire Creek	2017	2016	Change	2017	2016	Change
Ore tons mined	33,929	32,126	1,803	65,659	64,133	1,526
Average gold equivalent mined head grade (oz/ton)(1)	0.78	0.96	(0.18)	0.97	0.81	0.16
Gold equivalent mined (oz)(1)	26,328	30,764	(4,436)	63,919	51,918	12,001
Gold mined (oz)	25,974	30,379	(4,405)	63,167	51,278	11,889
Silver mined (oz)	25,823	27,745	(1,922)	54,081	48,734	5,347
Ore tons milled	49,060	33,968	15,092	70,719	66,710	4,009
Average gold equivalent mill head grade (oz/ton)(1)	1.01	0.91	0.10	1.02	0.81	0.21
Average gold mill head grade (oz/ton)	1.00	0.90	0.10	1.01	0.80	0.21
Average silver mill head grade (oz/ton)(2)	0.75	0.69	0.06	0.83	0.80	0.03
Average gold recovery rate (%)	92.3%	93.7%	(1.4%)	92.6%	93.7%	(1.1%)
Average silver recovery rate (%)(2)	85.5%	85.9%	(0.4%)	84.8%	87.4%	(2.6%)
Gold equivalent produced (oz)(1)	45,769	29,080	16,689	64,968	50,634	14,334
Gold produced (oz)	45,341	28,800	16,541	64,322	50,019	14,303
Silver produced (oz)	31,316	20,148	11,168	46,425	46,841	(416)
Gold equivalent sold (oz)(1)	47,366	26,172	21,194	63,906	45,159	18,747
Gold sold (oz)	46,969	25,889	21,080	63,347	44,434	18,913
Silver sold (oz)	29,052	20,406	8,646	40,197	55,251	(15,054)
Revenues and realized prices
Gold revenue (000s)	$58,753	$33,958	$24,795	$79,004	$55,360	$23,644
Silver revenue (000s)	497	372	125	697	904	(207)
Total revenues (000s)	$59,250	$34,330	$24,920	$79,701	$56,264	$23,437
Average realized gold price ($/oz)	$1,251	$1,312	$(61)	$1,247	$1,246	$1
Average realized silver price ($/oz)	$17.11	$18.23	$(1.12)	$17.34	$16.36	$0.98
Non-GAAP Measures
Production cash costs per GEO sold(1)(2)	$442	$417	$25	$434	$433	$1
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
Operations and costs - Gold equivalent ounce production was approximately 57% higher in the second quarter 2017 compared to the second quarter 2016 due primarily to a large stockpile of Fire Creek ore at the end of the first quarter 2017 which was processed through the Midas mill in the second quarter. At Fire Creek, the Company milled 49,060 ore tons in the second quarter at an average milled head grade of 1.01 gold equivalent ounces per ton, producing 45,733 gold equivalent ounces. Year to date, Fire Creek has produced

64,966 gold equivalent ounces, approximately 66% of its annual production guidance. In the second half of the year, Fire Creek will increase development activities. This will result in producing fewer ore tons at similar grades.
Spending - During the six months ended June 30, 2017, capital expenditures totaled $15.0 million. For details of capital expenditures refer to the Investing cash flows part of the Financial position, liquidity, and capital resources section of this MD&A.
Midas Mine (Nevada Operations)
Midas is 100% owned, fully-permitted, and was acquired by Klondex in February 2014. Midas is located in north-central Nevada in Elko County approximately 58 miles east of a major highway (Interstate-80) near other large gold deposits and mines which are owned and operated by major mining companies. Midas is a low-sulphidation, epithermal vein deposit, and the land package covers approximately 30,000 acres (~47.0 square miles). The following table provides a summary of Midas operating results and period-over-period changes.

	Three months ended June 30,			Six months ended June 30,
Mine Operations - Midas	2017	2016	Change	2017	2016	Change
Ore tons mined	40,433	50,498	(10,065)	80,586	91,141	(10,555)
Average gold equivalent mined head grade (oz/ton)(1)	0.33	0.26	0.07	0.34	0.25	0.09
Gold equivalent mined (oz)(1)	13,499	13,266	233	27,510	22,626	4,884
Gold mined (oz)	9,842	7,279	2,563	19,121	12,103	7,018
Silver mined (oz)	267,709	426,849	(159,140)	596,476	780,840	(184,364)
Ore tons milled	43,172	52,226	(9,054)	82,480	93,239	(10,759)
Average gold equivalent mill head grade (oz/ton)(1)	0.36	0.27	0.09	0.38	0.25	0.13
Average gold mill head grade (oz/ton)	0.26	0.14	0.12	0.28	0.13	0.15
Average silver mill head grade (oz/ton)(2)	7.28	8.99	(1.71)	7.36	8.6	(1.24)
Average gold recovery rate (%)	92.4%	93.7%	(1.3%)	92.2%	94.9%	(2.7%)
Average silver recovery rate (%)(2)	83.3%	85.9%	(2.6%)	83.7%	87.9%	(4.2%)
Gold equivalent produced (oz)(1)	13,928	12,676	1,252	25,366	21,193	4,173
Gold produced (oz)	10,351	7,021	3,330	18,224	11,764	6,460
Silver produced (oz)	261,809	403,212	(141,403)	507,798	699,641	(191,843)
Gold equivalent sold (oz)(1)	15,301	12,051	3,250	28,061	24,171	3,890
Gold sold (oz)	11,492	6,610	4,882	20,273	15,029	5,244
Silver sold (oz)	278,847	387,910	(109,063)	553,702	678,339	(124,637)
Revenues and realized prices
Gold revenue (000s)	$14,380	$8,592	$5,788	$25,240	$18,760	$6,480
Silver revenue (000s)	4,768	7,071	(2,303)	9,697	11,410	(1,713)
Total revenues (000s)	$19,148	$15,663	$3,485	$34,937	$30,170	$4,767
Average realized gold price ($/oz)	$1,251	$1,300	$(49)	$1,245	$1,248	$(3)
Average realized silver price ($/oz)	$17.10	$18.23	$(1.13)	$17.51	$16.82	$0.69
Non-GAAP Measures
Production cash costs per GEO sold(1)(2)	$898	$968	$(70)	$937	$966	$(29)
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
Operations and costs - Our strategy for Midas in 2017 has been narrower mining widths, lower tons and higher grades. We have been able to achieve this in the first and second quarters of 2017. At Midas, the Company milled 43,172 ore tons in the second quarter at an average milled head grade of 0.36 gold equivalent ounces per ton, producing 13,962 gold equivalent ounces. Year to date, Midas has produced 25,366 gold equivalent ounces, approximately 53% of its annual production guidance. Midas is expected to increase its waste development activities in the second half of the year providing access to ore headings, thus producing fewer ore tons at similar grades.
Spending - During the first six months of 2017, spending was $10.9 million. For details of capital expenditures refer to the Investing cash flows part of the Financial position, liquidity, and capital resources section of this MD&A.

Midas Mill (Nevada Operations)
Ore from Fire Creek and Midas are processed at the Midas mill, which has a design capacity of 1,200 tons per day. Run-of-mine ore is crushed to 100% passing 1/2" in a conventional two-stage crushing circuit which utilizes a primary jaw crusher and a secondary cone crusher with the circuit closed by a double deck vibrating screen. Beginning in the second half of 2017 the Company will begin processing ore from Hollister at the Midas mill. In preparation of anticipated Hollister ore, the company converted four of the mill's leach tanks to CIL to allow Hollister ore to be processed. This change will allow the Company to mill ore from Hollister without affecting recovery rates of ore from Fire Creek and Midas.
The Company is also adding a tails thickener to the Midas mill. The addition of the thickener will extend the life of the mill tailings facilities and reduce future capital expenditures.
Hollister (Nevada Operations)
The Hollister mine is a fully-permitted past producing underground and open pit operation, located in north-central Nevada in Elko County. Hollister does not have a milling or processing facilities but is located approximately 17 miles from the Midas mill, which currently has capacity to process additional tons. Hollister is an important asset to us since we believe there are significant synergies and cost savings with our Nevada operations through low transportation costs, reduced per ton milling costs, and shared general and administrative costs. Further, certain of our executives and management previously operated the historical underground operations and exploration programs at Hollister and believe that exploration targets with significant potential exist within the property boundary. We believe Hollister provides us with an opportunity to strategically and responsibly grow our business in Nevada, a mining friendly jurisdiction, while leveraging our technical expertise in narrow-vein underground mining and past experience with the project.

	Three months ended June 30,	Six months ended June 30,
Mine Operations - Hollister	2017	2017
Tons mined (1)	15,162	22,500
Average gold equivalent mined head grade (oz/ton)(2)	0.47	0.41
Gold equivalent mined (oz)	7,064	9,220
Gold mined (oz)	6,509	8,486
Silver mined (oz)	40,587	52,307
(1) All mining activity was conducted under a bulk sample program.
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

Operations and costs - During the second quarter of 2017, we continued to ramp up production at Hollister, commencing our long-hole stoping program in the Gloria zone. This led to higher mining rates and improved gold equivalent mined grades demonstrating an increase in grade of approximately 60% from the first quarter. We expect these grades to continue or improve in the third and fourth quarters of 2017. Ore was stockpiled at Hollister at the end of the second quarter with an estimated 9,220 gold equivalent ounces in stockpile. Stockpiled ore is expected to be processed at the Midas mill in the second half of the year. Mining rates are expected to increase significantly in the second half of the year as we complete development activities and increase cut and fill and long hole mining rates.
In-fill drilling has continued in the Gloria zone and we have issued a mineral resource and reserve estimate on the zone, effective May 31, 2017.
Hollister updates

•	Hollister Main and Gloria zones - Completed drilling on the Main and Gloria zones and announced initial mineral reserve estimate.

•
Production ramp up - During the second quarter of 2017 the Company completed rehabilitation on the ramp and completed the secondary egress. The Company also tested long-hole stoping with positive results.

•
Hatter Graben - A historic drilling program was conducted in 2008 by a prior owner which discovered the Hatter Graben vein system, an east-west trending structural zone containing several sub-parallel high grade veins. Results of this program indicate the system is approximately 1,800 ft (~550 m) in strike and approximately 1,200 ft (365 m) vertical extent and open in all directions. Beginning in the second quarter of 2017, we commenced infill surface drilling to close the widely spaced historic drill intercepts with the intent to develop an inferred resource by early first quarter of 2018.

•
Spending - Following an assessment of site facilities, infrastructure, and underground workings in the first and second quarters of 2017, spending was $5.8 million and $4.5 million, respectively, for capital and development and project costs. For details of capital expenditures refer to the Investing cash flows part of the Financial position, liquidity, and capital resources section of this MD&A.

•	Community - Klondex has agreed to donate more than 3,200 acres of lands known as the Rock Creek Lands, to the Battle Mountain Band of Western Shoshone Indians of Nevada.
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
During the fourth quarter of 2016 and the first half of 2017, we performed minimal rehab work on the mill. During the second quarter of 2017, we identified an opportunity to process ore contained within the existing tailings facilities at the project. Processing of this material is expected to begin in the third quarter of 2017. We continue to assess the economic feasibility of toll milling services for third parties.
True North (Manitoba, Canada)
True North (formerly Rice Lake), located in Manitoba, Canada, is 100% owned, fully-permitted, and was acquired on January 22, 2016. True North is a past producing underground gold mining operation consisting of three underground deposits with a modern, fully-permitted mill. Under previous ownership, mining took place at True North continuously from 2007 until May 2015, when the operation was placed on care and maintenance. True North was placed into production towards the end of the third quarter of 2016 following the release of an updated mineral reserve and resource estimate.

	Three months ended June 30,	Six months ended June 30,
Mine Operations - True North	2017	2017
Ore tons mined	44,896	73,582
Average gold equivalent mined head grade (oz/ton)(1)	0.14	0.14
Gold equivalent mined (oz)(1)	6,333	10,249
Gold mined (oz)	6,333	10,249
Silver mined (oz)	—	—
Ore tons milled	69,675	98,611
Average gold equivalent mill head grade (oz/ton)(1)	0.11	0.12
Average gold mill head grade (oz/ton)	0.11	0.12
Average silver mill head grade (oz/ton)(2)(3)	—	0.00
Average gold recovery rate (%)	92.0%	94.0%
Average silver recovery rate (%)(2)(3)	—%	0.0%
Gold equivalent produced (oz)(1)	6,911	10,711
Gold produced (oz)	6,911	10,711
Silver produced (oz)	—	—
Gold equivalent sold (oz)(1)	6,832	11,247
Gold sold (oz)	6,832	11,232
Silver sold (oz)	—	1,000
Revenues and realized prices
Gold revenue (000s)	$8,394	$13,846
Silver revenue (000s)	—	18
Total revenues (000s)	$8,394	$13,864
Average realized gold price ($/oz)	$1,229	$1,233
Average realized silver price ($/oz)	$—	$18.00
Non-GAAP Measures
Production cash costs per GEO sold(1)(2)	$1,273	$1,586
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
(3) The Company does not track this silver statistic at True North due to silver being immaterial to that operation.
Operations and costs - The mine continues to ramp up towards full production from underground. Benefiting from ore development work in the first quarter, second quarter of 2017 production increased by approximately 53% from the first quarter of 2017. The increase in production led to lower production costs with cash costs per GEO sold decreasing by approximately 38% in the second quarter of 2017 compared to the first quarter of 2017. At True North in Canada, the Company milled 44,484 ore tons in the second quarter of 2017 from the True North Mine at an average milled head grade of 0.14 gold ounces per ton (4.4 grams per tonne), producing a total of 5,798 gold ounces. The Company took advantage of extra milling capacity by processing 25,191 tons from the True North Tailings at an average milled head grade of 0.05 gold ounces per ton (1.6 grams per tonne) producing an additional 1,113 gold ounces. Additional ore tons are expected to come from the Cohiba mine where development work commenced in the second quarter of 2017. The Company retained a contractor to utilize existing development to access ore in the Cohiba ramp and this ore will begin to be processed in the third quarter of 2017.
As we continue to ramp up production, which entails processing tailings ore, we recognized write-downs to production inventories of $4.5 million for the six months ending June 30, 2017 (see Note 3. Inventories to the Notes to Consolidated Financial Statements for additional detail). True North's grades and throughput are expected to significantly increase in the second half of 2017 as it operates at a steady-state capacity in the higher grade zones in the mine.
Spending - For the first six months of 2017, spending was $7.5 million for capital, development and project costs. For details of capital expenditures refer to the Investing cash flows part of the Financial position, liquidity, and capital resources section of this MD&A.
Financial position, liquidity, and capital resources

General strategy
To maintain sufficient liquid assets and access to capital resources, we regularly perform short and long-term cash flow forecasts using current assumptions of future gold and silver prices, foreign exchange rates, production volumes, and operating and capital costs. Our liquidity and capital resources management strategy entails a disciplined approach by monitoring the timing and amount of any investment in our mines, projects, or exploration properties, while continually remaining in a position which we believe will allow us to respond to changes in our business environment, such as a decrease in metal prices, or other factors beyond our control.
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
Risk management contracts
In order to increase the certainty of expected future cash flows, from time to time we may enter into fixed forward spot trades for a portion of our forecast gold and silver sales over the next one to twelve months. During the quarter ended June 30, 2017, the Company entered into a zero cost gold collar for 2,500 gold ounces per month through the end of year at a cap and floor of $1,360 and $1,200 per ounce, respectively (see Note 9. Derivatives for additional detail). Other than the aforementioned, we have not entered into any other significant contracts to hedge or manage market risks arising from changes in metal prices, diesel and propane costs, and currency and interest rates. We will continually and actively monitor applicable markets and quotes and may consider entering into additional hedging agreements and contracts if determined to be advantageous by management and the board of directors, and if such transactions are permissible under our existing debt agreements.
Liquidity and capital resources
As discussed below in the Sources and uses of cash section, at June 30, 2017, our Cash and cash equivalents balance totaled $41.5 million, decreasing $6.1 million from the December 31, 2016 balance of $47.6 million largely due to cash provided by operating activities of $26.0 million and cash provided by financing activities of $2.7 million being more than offset by $35.0 million of capital expenditures on mineral properties, plant, and equipment.
Due to the nature of our operations and the composition of our balance sheet assets, as of June 30, 2017, our current assets, which included Cash and cash equivalents of $41.5 million and Inventories of $28.3 million, represented substantially all of our liquid assets on hand. We have access to additional liquidity under our $35.0 million Revolver, of which $23.0 million was available as of June 30, 2017. As of June 30, 2017, we had working capital of $28.8 million. The following chart provides a summary of our working capital, Revolver availability, and estimated liquidity as of the end of each of the last three years and June 30, 2017 (in thousands):

Our working capital decreased $4.4 million (approximately 13%) from December 31, 2016 to June 30, 2017, and our working capital ratio decreased to 1.63. The following table summarizes working capital (in thousands, except working capital ratio):

	June 30, 2017	December 31, 2016	Change
Total current assets	$74,151	$74,871	$(720)
Total current liabilities	45,365	41,692	3,673
Working capital	$28,786	$33,179	$(4,393)
Working capital ratio(1)	1.63	1.80
(1) Current assets divided by current liabilities.
Working capital changes related to the decrease in total current assets were primarily attributable to a $7.0 million increase in inventory as a result of Hollister operations stockpiling ore during its ramp up throughout the first half of the year, offset by a $6.1 million decrease in Cash and cash equivalents (discussed below in the Sources and uses of cash section) and a $1.2 million decrease in prepaid expenses. Working capital changes related to an increase in total current liabilities were primarily attributable to an increase in income taxes payable of $4.9 million.
Included in working capital are Inventories, which include production-related inventories that can provide us with additional cash liquidity in excess of their June 30, 2017 carrying value of $19.8 million due to a cash margin we expect to realize at the time of sale. The following table summarizes the estimated recoverable gold and silver ounces contained in our Inventories and the underlying amount of revenue which may be generated from their sale using June 30, 2017 period-end prices, which would be further reduced for any remaining processing and refining costs:

	June 30, 2017
	Gold	Silver	Total
Estimated ounces in Inventories	19,839	125,167
Period-end prices	$1,243	$16.47
	$24,660	$2,062	$26,722
Our June 30, 2017 working capital, available sources of liquidity, and future operating cash flows will be used, in part, to fund recurring operating and production costs, deliver gold ounces under the Gold Purchase Agreement (8,000 ounces over the next 12 months), make principal and interest payments on debt, and to fund capital expenditures and exploration and development costs at our mines and projects. At current gold and silver price levels, and when using our estimates of future production and costs, we believe our cash flows from operating activities together with our working capital and Revolver, will be sufficient to fund our business for at least the next 12 months. See the Contractual obligations section for additional detail on the timing and amounts of our future cash requirements.
Sources and uses of cash

	Three months ended June 30,			Six months ended June 30,
	2017	2016		2017	2016
Net income (loss)	$7,692	$(4,484)		$(2,535)	$(11,147)
Net non-cash adjustments	17,237	12,515		28,179	24,191
Net change in non-cash working capital	5,089	7,394		361	4,021
Net cash provided by operating activities	30,018	15,425	17,065	26,005	17,065
Net cash used in investing activities	(18,008)	(11,668)		(35,016)	(43,597)
Net cash (used) provided by financing activities	(138)	2,292		2,742	3,683
Effect of foreign exchange on cash balances	122	(26)		181	629
Net increase (decrease) in cash	11,994	6,023		(6,088)	(22,220)
Cash, beginning of period	29,554	30,854		47,636	59,097
Cash, end of period	$41,548	$36,877		$41,548	$36,877
Operating Cash Flows - Our cash flows from operations are largely impacted by the number of ounces sold, average realized prices, and production costs. As shown in the table below, during the three and six months ended June 30, 2017 and 2016, operating cash flows were positively impacted by higher GEO's sold for the six months ended June 30, 2017.

	Three months ended June 30,		Six months ended June 30,
Cash revenue from operations(1)	2017	2016	2017	2016
Consolidated gold equivalent ounces sold(1)	69,511	38,186	103,219	69,350
Less: ounces delivered under Gold Purchase Agreement(2)	(2,000)	(2,000)	(4,000)	(4,000)
	67,511	36,186	99,219	65,350
Average realized gold price ($/oz)	$1,249	$1,309	$1,245	$1,246
	$84,321	$47,367	$123,528	$81,426
Cash production costs from operations(1)
Production costs	$41,698	$22,576	$67,927	$42,907
Add: Write-down of production inventories (cash portion) (see Note 3 - Inventories)	1,691	—	3,925	—
	$43,389	$22,576	$71,852	$42,907

Cash margin from operations(1)	$40,932	24,791	51,676	38,519
(1) This is a non-GAAP measure; refer to the Non-GAAP Performance Measures section of this MD&A for additional detail.
(2) Ounces delivered under the Gold Purchase Agreement do not result in cash revenue.
Investing cash flows - During the three months ended June 30, 2017, net cash used in investing activities increased by $6.3 million as a result of larger capital expenditures as compared to the same period of the prior year. During the six months ended June 30, 2017, net cash used in investing activities decreased by $8.6 million as compared to the first half of 2016, as the True North acquisition resulted in a $20 million cash payment during the first half of 2016. This decrease was offset by higher 2017 capital expenditures. During the first half of 2017 and 2016, we funded capital expenditures for mineral properties, plant and equipment. The following tables summarize our capital expenditures for the three and six months ended June 30, 2017 (in thousands):

	Three months ended June 30, 2017
Capital expenditures	Fire Creek	Midas(1)	Hollister	Aurora	True North	Corporate and other	Total
Mineral properties	$76	$—	$—	$—	$—	$—	$76
Land	14	—	—	—	—	—	14
Facilities and equipment	455	2,923	105	155	438	58	4,134
Mine development	7,135	1,793	1,218	—	3,638	—	13,784
	$7,680	$4,716	$1,323	$155	$4,076	$58	$18,008
(1) Midas includes $1.9 million for the milling facility.

	Six months ended June 30, 2017
Capital expenditures	Fire Creek	Midas(1)	Hollister	Aurora	True North	Corporate and other	Total
Mineral properties	$81	$—	$162	$—	$—	$—	$243
Land	14	—	—	—	—	—	14
Facilities and equipment	1,327	6,515	241	770	1,699	347	10,899
Mine development	13,062	3,745	1,218	—	5,835	—	23,860
	$14,484	$10,260	$1,621	$770	$7,534	$347	$35,016
(1) Midas includes $5.0 million for the milling facility.
Financing Cash Flows - During the three months ended June 30, 2017, $0.1 million net cash used by financing activities was primarily due to debt payments. During the three months ended June 30, 2016, $2.3 million net cash provided by financing activities was the result of option and warrant exercises. During the six months ended June 30, 2017, net cash provided by financing activities decreased by $0.9 million compared to the first half of 2016 as fewer options and warrants were exercised.

Foreign Currency Effect on Cash - A portion of our Cash and cash equivalents is held in bank accounts denominated in Canadian dollars. Generally speaking, when the US dollar strengthens against the Canadian dollar, we experience negative foreign currency translation adjustments on our Canadian dollar cash balances (the opposite is true when the Canadian dollar strengthens against the U.S. dollar). Changes in exchange rates resulted in increases to our cash balances of $0.1 million and $0.2 million, respectively, during the three and six months ended June 30, 2017.
Contractual obligations
The following table provides a listing of our significant contractual obligations as of June 30, 2017 (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations
Gold Purchase Agreement(1)	$8,918	$5,230	$—	$—	$14,148
Interest on Gold Purchase Agreement(1)	1,875	286	—	—	2,161
Revolver(2)	—	12,000	—	—	12,000
Interest on Revolver(2)	523	785	—	—	1,308
	11,316	18,301	—	—	29,617
Capital lease obligations
Capital lease obligations(3)	650	822	—	—	1,472
Interest on capital lease obligations(3)	46	37	—	—	83
	696	859	—	—	1,555
Other long-term liabilities
Asset retirement obligations(4)	—	—	—	43,212	43,212
Total	$12,012	$19,160	$—	$43,212	$74,384
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

As of June 30, 2017, we did not have any material operating lease obligations or firm purchase obligations. In addition to the above, our mines and projects are subject to certain royalty commitments as disclosed in Note 17. Commitments and contingencies.
Debt covenants
Our debt agreements contain certain representations and warranties, restrictions, events of default, and covenants, customary for agreements of these types. Additionally, the Revolver contains financial covenants which require us to maintain a Tangible Net Worth not less than $100.0 million, a Gearing Ratio (a measure of debt to EBITDA) not greater than 4.00:1, a Cash Balance not less than $10.0 million, and a Current Ratio not less than 1.10:1 (as such terms are defined in the Revolver). The Company was in compliance with all debt covenants as of June 30, 2017.
Outstanding share capital
As of August 4, 2017, there were 177,579,130 common shares, 4,180,083 options, 10,000,000 warrants, 1,558,169 RSUs, 507,633 PSUs outstanding, and 193,825,015 common shares outstanding on a fully diluted basis.
Off-Balance Sheet Arrangements
As of June 30, 2017, there were no material off-balance sheet arrangements.
Non-GAAP performance measures
We have included the non-GAAP measures "Cash revenue from operations", "Cash production costs from operations", "Cash margin from operations", "Production cash costs per gold equivalent ounce sold", "All-in sustaining costs per gold ounce sold" and "All-in costs per gold ounce sold" in this MD&A (collectively, the "Non-GAAP Measures"). These Non-GAAP Measures are used internally to assess our operating and economic performance and to provide key performance information to management. We believe that these Non-GAAP Measures, in addition to conventional measures prepared in accordance with GAAP, provide investors with an improved ability to evaluate our performance and ability to generate cash flows required to fund and sustain our business. These Non-GAAP

Measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. These Non-GAAP Measures do not have any standardized meaning prescribed under GAAP, and therefore may not be comparable to or consistent with measures used by other issuers or with amounts presented in our financial statements.
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

	Three months ended June 30,				Six months ended June 30,
	2017			2016	2017			2016
Consolidated	Nevada Total(1)	True North	Total	Nevada Total(1)	Nevada Total(1)	True North	Total	Nevada Total(1)
Average realized price per gold ounce sold	$1,251	$1,229	$1,249	$1,309	$1,247	$1,233	$1,245	$1,246
Average realized price per silver ounce sold	$17.10	$—	$17.10	$18.23	$17.50	$18.00	$17.50	$16.79
Silver ounces equivalent to revenue from one gold ounce	73.2	—	73.0	71.8	71.3	68.5	71.1	74.2
Silver ounces sold	307,899	—	307,899	408,316	593,899	1,000	594,899	733,590
GEOs from silver ounces sold	4,206	—	4,218	5,687	8,330	15	8,367	9,887
Gold ounces sold	58,461	6,832	65,293	32,499	83,620	11,232	94,852	59,463
Gold equivalent ounces	62,667	6,832	69,511	38,186	91,950	11,247	103,219	69,350
Production costs	$34,440	$7,258	$41,698	$22,576	$53,763	$14,164	$67,927	$42,907
Add: Write-down of production inventories (cash portion) (see Note 3 - Inventories)	249	1,442	1,691	—	249	3,676	3,925	—
	$34,689	$8,700	$43,389	$22,576	$54,012	$17,840	$71,852	$42,907
Production cash costs per GEO sold	$554	$1,273	$624	$591	$587	$1,586	$696	$619
(1) During the first and second quarters of 2016, production was only from Fire Creek and Midas. Details for Nevada are presented in the following tables.
The following tables present a reconciliation of Fire Creek and Midas to the "Nevada Total" for the three and six months ended June 30, 2017 and 2016, (in thousands, except ounces sold and per ounce amounts):

	Three months ended June 30,			Three months ended June 30,
	2017			2016
Nevada Total	Fire Creek	Midas	Nevada Total(1)	Fire Creek	Midas	Nevada Total(1)
Average realized price per gold ounce sold	$1,251	$1,251	$1,251	$1,312	$1,300	$1,309
Average realized price per silver ounce sold	$17.11	$17.10	$17.10	$18.23	$18.23	$18.23
Silver ounces equivalent to revenue from one gold ounce	73.1	73.2	73.2	72.0	71.3	71.8
Silver ounces sold	29,052	278,847	307,899	20,406	387,910	408,316
GEOs from silver ounces sold	397	3,809	4,206	283	5,441	5,687
Gold ounces sold	46,969	11,492	58,461	25,889	6,610	32,499
Gold equivalent ounces	$47,366	$15,301	$62,667	$26,172	$12,051	$38,186
Production costs	$20,946	$13,494	$34,440	$10,912	$11,664	$22,576
Add: Write-down of production inventories (cash portion) (see Note 3 - Inventories)	—	249	249	—	—	—
	$20,946	$13,743	$34,689	$10,912	$11,664	$22,576
Production cash costs per GEO sold	$442	$898	$554	$417	$968	$591

	Six months ended June 30,			Six months ended June 30,
	2017			2016
Nevada Total	Fire Creek	Midas	Nevada Total(1)	Fire Creek	Midas	Nevada Total(1)
Average realized price per gold ounce sold	$1,247	$1,245	$1,247	$1,246	$1,248	$1,246
Average realized price per silver ounce sold	$17.34	$17.51	$17.50	$16.36	$16.82	$16.79
Silver ounces equivalent to revenue from one gold ounce	71.9	71.1	71.3	76.2	74.2	74.2
Silver ounces sold	40,197	553,702	593,899	55,251	678,339	733,590
GEOs from silver ounces sold	559	7,788	8,330	725	9,142	9,887
Gold ounces sold	63,347	20,273	83,620	44,434	15,029	59,463
Gold equivalent ounces	$63,906	$28,061	$91,950	$45,159	$24,171	$69,350
Production costs	$27,727	$26,036	$53,763	$19,569	$23,338	$42,907
Add: Write-down of production inventories (cash portion) (see Note 3 - Inventories)	—	249	249	—	—	—
	$27,727	$26,285	$54,012	$19,569	$23,338	$42,907
Production cash costs per GEO sold	$434	$937	$587	$433	$966	$619

All-in sustaining costs per gold ounce sold
All-in sustaining cost ("AISC") amounts are intended to provide additional information only and do not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP.
Our calculation of AISC per gold ounce sold is consistent with the June 2013 guidance released by the World Gold Council, a non-regulatory, non-profit market development organization for the gold industry. AISC per gold ounce sold reflects the varying costs of producing gold over the life-cycle of a mine or project, including costs required to discover and develop new sources of production; therefore, capital amounts related to expansion and growth projects are included.
AISC per gold ounce includes all: (1) direct and indirect operating cash costs related to the physical activities of producing gold, including mining, processing, third-party refining expenses, on-site administrative and support costs, royalties, and cash portions of net realizable value write-downs on production-related inventories (2) general and administrative expenses, (3) asset retirement and accretion expenses, and (4) sustaining capital expenditures, the total of which is reduced for revenues earned from silver sales. Certain cash expenditures, including State of Nevada net proceeds and other related taxes, federal tax payments, and financing costs are excluded.
All-in costs per gold ounce sold
All-in costs per gold ounce sold includes additional costs which reflect the varying costs of producing gold over the life-cycle of a mine or project. We calculate our all-in costs per gold ounce sold by beginning with the AISC total and adding non-sustaining (growth) capital expenditures and exploration and development expenditures.

AISC per gold ounce sold and all-in costs per gold ounce sold are presented in the table below (in thousands, except ounces sold and per ounce amounts):

	Three months ended June 30,
	2017				2016
	Nevada Total(1)	True North	Hollister, Aurora, and Corporate	Total	Nevada Total(1)	True North	Hollister, Aurora, and Corporate	Total
Production costs	$34,440	$7,258	$—	$41,698	$22,576	$—	$—	$22,576
Add: Write-down of production inventories (cash portion)	249	1,442	—	1,691	—	—	—	—
	34,689	8,700	—	43,389	22,576	—	—	22,576
Asset retirement cost assets and accretion	212	29	139	380	221	31	—	252
Sustaining capital expenditures	11,373	3,776	—	15,149	11,969	—	50	12,019
General and administrative	443	175	5,109	5,727	354	—	2,826	3,180
Less: silver revenue	(5,265)	—	—	(5,265)	(7,443)	—	—	(7,443)
All-in sustaining costs	41,452	12,680	5,248	59,380	27,677	31	2,876	30,584

Gold ounces sold	58,461	6,832	—	65,293	32,499	—	—	32,499

All-in sustaining costs per gold ounce sold	$709	$1,856	$—	$909	$852	$—	$—	$941

All-in sustaining costs	41,452	12,680	5,248	59,380	27,677	31	2,876	30,584
Non-sustaining capital expenditures	1,023	300	1,536	2,859	838	909	—	1,747
Exploration	938	—	361	1,299	3,230	—	—	3,230
Development and projects costs	—	—	3,881	3,881	—	4,764	—	4,764
All-in costs	$43,413	$12,980	$11,026	$67,419	$31,745	$5,704	$2,876	$40,325

Gold ounces sold	58,461	6,832	—	65,293	32,499	—	—	32,499

All-in costs per gold ounce sold	$743	$1,900	$—	$1,033	$977	$—	$—	$1,241
(2) Nevada Total includes Fire Creek and Midas.

	Six months ended June 30,
	2017				2016
	Nevada Total(1)	True North	Hollister, Aurora, and Corporate	Total	Nevada Total(1)	True North	Hollister, Aurora, and Corporate	Total
Production costs	$53,763	$14,164	$—	$67,927	$42,907	$—	$—	$42,907
Add: Write-down of production inventories (cash portion)	249	3,676	—	3,925	—	—	—	—
	54,012	17,840	—	71,852	42,907	—	—	42,907
Asset retirement cost assets and accretion	425	59	—	484	438	61	—	499
Capital expenditures	23,525	7,234	156	30,915	22,301	—	360	22,661
General and administrative	790	428	8,997	10,215	676	—	5,922	6,598
Less: silver revenue	(10,394)	(18)	—	(10,412)	(12,314)	—	—	(12,314)
All-in sustaining costs	68,358	25,543	9,153	103,054	54,008	61	6,282	60,351

Gold ounces sold	83,620	11,232	—	94,852	59,463	—	—	59,463

All-in sustaining costs per gold ounce sold	$817	$2,274	$—	$1,086	$908	$—	$—	$1,015

All-in sustaining costs	68,358	25,543	9,153	103,054	54,008	61	6,282	60,351
Non-sustaining capital expenditures	1,219	403	2,582	4,204	953	2,081	—	3,034
Exploration	1,065	—	361	1,426	4,842	—	—	4,842
Development and projects costs	—	—	9,386	9,386	—	5,530	—	5,530
All-in costs	$70,642	$25,946	$21,482	$118,070	$59,803	$7,672	$6,282	$73,757

Gold ounces sold	83,620	11,232	—	94,852	59,463	—	—	59,463

All-in costs per gold ounce sold	$845	$2,310	$—	$1,245	$1,006	$—	$—	$1,240
(1) Nevada Total includes Fire Creek and Midas.
For a listing of our total capital expenditures see the Investing cash flows part of the Financial position, liquidity, and capital resources section.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Metal price risk
During the three and six months ended June 30, 2017, 100% of our revenues were from the sale of gold and silver. Our financial results can vary significantly as a result of fluctuations in gold and silver prices. The prices of gold and silver are volatile and are affected by many factors beyond our control, such as interest rates, inflation rates and expectations, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions, and other factors.
In order to increase the certainty of expected future cash flows, from time to time we may enter into fixed forward spot trades for a portion of our projected gold and silver sales. During the three and six months ended June 30, 2017, we entered into forward trades which covered 42,292 and 90,850 gold ounces, respectively, at average prices of $1,273 and $1,253, respectively. We also entered into forward trades which covered 307,900 and 594,900 silver ounces, respectively, at average prices of $17.26 and $17.56 per ounce, respectively. Outside of such, we have not entered into any other significant forward trades. See Note 9. Derivatives to the Notes to Consolidated Financial Statements for additional detail.
As of June 30, 2017, we had no significant outstanding contracts in place to mitigate the risk of fluctuations in metal prices, and therefore, a substantial or extended decline in gold or silver prices would adversely impact our financial position, operating results, and cash flows.

In addition, as discussed in Note 6. Debt to the Notes to Consolidated Financial Statements, our Gold Purchase Agreement repayments are based on forward gold prices that existed at its transaction date (ranging from $1,290 to $1,388). Historically, we have not entered into any financial instruments to manage differences in gold spot prices for physically delivered metal to the counterparty and, therefore, have been affected by changes in spot gold prices relative to the transaction date forward gold prices encompassed in the Gold Purchase Agreement.
With the exception of the above, there have been no material changes in our market risks during the six months ended June 30, 2017, from what was disclosed in Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) of the Exchange Act and the rules of the Canadian Securities Administrators, as at June 30, 2017. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective based on the material weakness relating to the calculation and presentation of our deferred tax assets and liabilities arising from the transition of the Company’s financial statements from International Financial Reporting Standards to US generally accepted accounting principles described in more detail under “Changes in Internal Controls” below, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Internal Control over Financial Reporting”.
Changes in Internal Control over Financial Reporting
As described in our Annual Report on Form 10-K for the year ended December 31, 2016, we did not maintain effective controls over the calculation and presentation of our deferred tax assets and liabilities arising from the transition of the Company’s financial statements from International Financial Reporting Standards to US generally accepted accounting principles. The deferred tax assets and liabilities and associated income tax expense were properly stated in our Annual Report on Form 10-K for the year ended December 31, 2016. Previously filed financial statements were not impacted. During the six months ended June 30, 2017, the Company reviewed its staffing relating to complex accounting issues and has currently engaged additional internal and external personnel with technical accounting expertise, to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex transactions are directly involved in the review and accounting evaluation of our complex transactions. These remediation activities began in the first quarter and are ongoing.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities and Use of Proceeds
None.
Item 4. Mine Safety Disclosures
The information concerning mine safety or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.
Item 5. Other Information
None
Item 6. Exhibits
The information required by this Item is set forth in the Exhibit Index that follows the signature page of this Quarterly Report on Form 10-Q.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLONDEX MINES LTD.
Registrant
Date:	August 9, 2017	By:	/s/ Paul Andre Huet
Paul Andre Huet
Chief Executive Officer
(Duly Authorized Officer)

Date:	August 9, 2017	/s/ Barry Dahl
Barry Dahl
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit		Filed with this		Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Exhibit	Date Filed
2.1#*	Membership Interest Purchase Agreement dated July 25, 2016		8-K/A	001-37563	2.1	July 27, 2017
2.2#*	Asset Purchase Agreement dated December 16, 2015		8-K/A	001-37563	2.2	July 27, 2017
10.1#	Secured Revolving Facility Agreement dated March 23, 2016		8-K/A	001-37563	10.1	July 27, 2017
10.2	Amendment No. 1 to the Facility Agreement		8-K/A	001-37563	10.2	July 27, 2017
10.3	Amendment No. 2 to the Facility Agreement		8-K/A	001-37563	10.3	July 27, 2017
10.4#	Amendment No. 3 to the Facility Agreement		8-K/A	001-37563	10.4	July 27, 2017
10.5#	Gold Purchase Agreement dated February 11, 2014		8-K/A	001-37563	10.5	July 27, 2017
23.1	Consent of Brian Morris	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350	X
95.1	Mine Safety Disclosure	X
101.INS	XBRL Instance Document**	X
101.SCH	XBRL Taxonomy Extension Schema**	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase**	X
101.LAB	XBRL Taxonomy Extension Label Linkbase**	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**	X
**The following financial information from Klondex Mines Ltd.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of (Loss) Income, Condensed Consolidated Statements of Comprehensive (Loss) Income, Condensed Consolidated Statements of Cash Flows, and Condensed Consolidated Statements of Shareholders' Equity.

#Confidential Information has been omitted and filed separately with the SEC. Confidential treatment has been granted with respect to this omitted information.
* Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules to each of the Membership Interest Purchase Agreement and the Asset Purchase Agreement have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.