Form 10-Q
period 2017-09-30
KLONDEX MINES LTD
filed 2017-11-09
CIK 1311605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to
Commission file number: 001-37563

 KLONDEX MINES LTD.
(Exact name of registrant as specified in its charter)

British Columbia	98-1153397
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6110 Plumas Street, Suite A Reno, Nevada	89519
(Address of principal executive offices)	(Zip Code)
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
On November 6, 2017, there were 179,608,280 shares of the registrant's common stock with no par value per share, outstanding.

KLONDEX MINES LTD.
FORM 10-Q
For the Quarter Ended September 30, 2017

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

•
estimates as to the projected development of certain mineral projects, including the timing of such development, the costs of such development and other capital costs, financing plans for these deposits and expected production commencement dates;

•	estimates of mineral reserves and mineral resources, timing of updated studies and statements regarding future exploration;

•	statements regarding the availability of, and, terms and costs related to, future borrowing and financing;

•	estimates regarding future exploration expenditures, results and reserves and resources;

•	estimates regarding potential cost savings, productivity and operating performance;

•	expectations regarding the start-up time, ramp up time or ability to put a mine into production;

•	expectations regarding the design, mine life, mill availability, production and costs applicable to sales and exploration potential of our mines and projects;

•	statements regarding future transactions; and

•	statements regarding the impacts of changes in the legal and regulatory environment in which we operate.
Forward-looking statements have been based upon our current business and operating plans, as approved by our Board of Directors; our cash and other funding requirements and timing and sources thereof; results of pre-feasibility and technical reports; mineral resource and reserve estimates; exploration activities; any required permitting processes; and current market conditions and project development plans. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	the prices of gold, silver, and other metals and commodities;

•	the cost of operations;

•	currency fluctuations;

•	inflation or deflation;

•	geological and metallurgical assumptions;

•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;

•	operating performance of equipment, processes and facilities; including the impact of weather on such operating performance;

•	timing of receipt of necessary governmental permits or approvals;

•	domestic and foreign laws or regulations, particularly relating to the environment, mining and processing;

•	changes in tax laws;

•	domestic and international economic and political conditions;

•	our ability to obtain or maintain necessary financing;

•	other risks and hazards associated with mining operations;

•	uncertainty of estimates of capital costs, operating costs, production and economic returns;

•	uncertainty related to inferred mineral resources;

•	labor relations and our need and/or ability to attract and retain qualified management and technical personnel; and

i

•	increased regulatory compliance costs relating to the Dodd-Frank Wall Street Reform and Consumer Protection Act.
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
The terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in, and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves. “Inferred mineral resources” have a lower level of confidence than an "indicated mineral resource" and must not be converted to a mineral "reserve". The quantity and grade of reported "Inferred Resources" in this estimation are uncertain in nature and there has been insufficient exploration to define these "Inferred Resources" as an "Indicated or Measured" Mineral Resource and it is uncertain if further exploration will result in upgrading them to an "Indicated or Measured" Mineral Resource category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases.
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
Brian Morris, our Senior Vice President, Exploration (who is a "qualified person" for purposes of NI 43-101), has approved the disclosure of all the scientific and technical information contained in this Quarterly Report on Form 10-Q.

ii

PART I - FINANCIAL INFORMATION Item 1. Financial Statements
KLONDEX MINES LTD. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (US dollars in thousands)

	Note	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents		$20,607	$47,636
Inventories	3	43,067	21,310
Prepaid expenses and other	4	4,694	4,678
Derivative assets	9	1,406	1,247
Total current assets		69,774	74,871
Mineral properties, plant and equipment, net	5	291,556	276,223
Derivative assets	9	152	1,545
Restricted cash		9,555	10,055
Deferred tax assets		18,696	17,284
Total assets		$389,733	$379,978
Liabilities
Current liabilities
Accounts payable		$32,082	$23,797
Accrued compensation and benefits		5,451	4,672
Derivative liabilities	9	385	1,721
Debt	6	10,171	8,502
Provision for legal settlement		—	3,000
Income taxes payable		4,326	—
Total current liabilities		52,415	41,692
Derivative liabilities	9	—	331
Debt	6	14,930	21,689
Deferred share units liability	8	1,298	812
Asset retirement obligations	7	26,705	25,436
Deferred tax liabilities		14,134	11,964
Total liabilities		109,482	101,924
Shareholders' Equity
Unlimited common shares authorized, no par value; 177,642,154 and 175,251,538 issued and outstanding at September 30, 2017 and December 31, 2016, respectively		—	—
Additional paid-in capital		369,898	363,899
Accumulated deficit		(74,207)	(58,280)
Accumulated other comprehensive loss		(15,440)	(27,565)
Total shareholders' equity		280,251	278,054
Total liabilities and shareholders' equity		$389,733	$379,978

The accompanying notes are an integral part of the condensed consolidated financial statements.

KLONDEX MINES LTD. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited) (US dollars in thousands, except per share amounts)

		Three months ended September 30,		Nine months ended September 30,
	Note	2017	2016	2017	2016
Revenues		$48,853	$55,641	$177,355	$142,075
Cost of sales
Production costs		26,108	27,774	94,035	70,681
Depreciation and depletion		10,673	6,885	33,273	19,114
Write-down of production inventories	3	6,394	—	12,309	—
		5,678	20,982	37,738	52,280
Other operating expenses
General and administrative		5,738	4,837	15,953	11,435
Exploration		3,667	3,421	5,093	8,263
Development and projects costs		2,288	—	11,674	5,530
Asset retirement and accretion		382	256	1,143	755
Business acquisition costs		—	818	—	1,870
Provision for legal settlement		—	—	—	2,250
Loss on equipment disposal		201	105	343	109
(Loss) Income from operations		(6,598)	11,545	3,532	22,068
Other income (expense)
(Loss) on derivatives, net	9	(219)	(1,297)	(699)	(15,578)
Interest (expense), net	6	(1,028)	(1,218)	(3,285)	(3,949)
Foreign currency (loss) gain, net		(4,652)	328	(8,756)	(2,222)
Interest income and other (expense), net		(65)	52	40	57
Income (loss) before tax		(12,562)	9,410	(9,168)	376
Income tax (expense)	13	(830)	(2,141)	(6,759)	(4,254)
Net income (loss)		$(13,392)	$7,269	$(15,927)	$(3,878)

Net income (loss) per share
Basic	14	$(0.08)	$0.05	$(0.09)	$(0.03)
Diluted	14	$(0.08)	$0.05	$(0.09)	$(0.03)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KLONDEX MINES LTD. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (US dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(13,392)	$7,269	$(15,927)	$(3,878)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax (expense) benefit of ($2,248) and $1,147 for the three months ended September 30, 2017 and 2016, respectively and ($4,260) and ($1,010) for the nine months ended September 30, 2017 and 2016, respectively.	6,398	(3,264)	12,125	2,876
Comprehensive income (loss)	$(6,994)	$4,005	$(3,802)	$(1,002)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KLONDEX MINES LTD. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (US dollars in thousands)

		Three months ended September 30,		Nine months ended September 30,
	Note	2017	2016	2017	2016
Operating activities
Net income (loss)		$(13,392)	$7,269	$(15,927)	$(3,878)
Significant items not involving cash
Depreciation and depletion		10,673	6,940	33,435	19,162
Asset retirement and accretion		382	256	1,143	755
Derivative fair value adjustments		(503)	(1,740)	(334)	8,477
Write-down of production inventories	3	1,759	—	3,749	—
Foreign exchange, net		5,567	(2,861)	9,994	(2,890)
Deferred tax expense (benefit)		1,412	878	758	1,628
Share-based compensation	12	1,050	731	2,771	1,769
Deliveries under Gold Purchase Agreement(1)		(2,045)	(1,692)	(5,861)	(4,452)
Loss on equipment disposal		201	105	343	109
Deferred share unit expense	8	(8)	1,007	396	1,007
Non-cash interest expense		138	144	411	144
Provision for legal settlement		—	—	—	2,250
		5,234	11,037	30,878	24,081
Changes in non-cash working capital
Trade receivables		—	76	—	(31)
Inventories		(11,067)	(2,613)	(15,525)	(6,051)
Prepaid expenses and other		(1,176)	1,942	57	1,766
Accounts payable		4,986	(1,344)	7,979	6,762
Accrued compensation and benefits		2,049	1,698	735	1,338
Provision for legal settlement		—	—	(3,000)	—
Income taxes payable		(581)	(11)	4,326	(15)
Net cash (used) provided by operating activities		(555)	10,785	25,450	27,850
Investing activities
Expenditures on mineral properties, plant and equipment		(20,890)	(17,275)	(55,906)	(42,970)
Change in restricted cash, net		500	—	500	2,098
Cash paid for acquisitions		—	—	—	(20,000)
Net cash used in investing activities		(20,390)	(17,275)	(55,406)	(60,872)
Financing activities
Issuance of share capital, net of costs		—	95,722	—	95,722
Cash transactions related to share-based compensation		22	2,304	1,547	6,611
Cash received from warrant exercises		—	2,848	1,681	3,310
Repayment of capital lease obligations		(164)	(110)	(395)	(364)
Payment of debt issuance costs		—	—	(233)	(832)
Net cash (used) provided by financing activities		(142)	100,764	2,600	104,447
Effect of foreign exchange on cash balances		146	(10)	327	619
Net increase (decrease) in cash		(20,941)	94,264	(27,029)	72,044
Cash, beginning of period		41,548	36,877	47,636	59,097
Cash, end of period		$20,607	$131,141	$20,607	$131,141
(1) Represents Revenue less Interest Expense attributable to the Gold Purchase Agreement (as defined herein).
See Note 16. Supplemental cash flow information for additional details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

KLONDEX MINES LTD. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (US dollars in thousands, except shares)

	Note	Common shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance at December 31, 2016		175,251,538	$363,899	$(58,280)	$(27,565)	$278,054
Share-based compensation expense	12	—	2,771	—	—	2,771
Option exercises	12	1,042,189	1,758	—	—	1,758
Warrant exercises	11	1,140,800	1,681	—	—	1,681
Restricted share unit vestings, net of shares withheld to satisfy tax withholding		207,627	(211)	—	—	(211)
Net loss		—	—	(15,927)	—	(15,927)
Foreign currency translation adjustments		—	—	—	12,125	12,125
Balance at September 30, 2017		177,642,154	$369,898	$(74,207)	$(15,440)	$280,251

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
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities." ASU No. 2017-12 provides amendments that aim to simplify the derivative and hedging accounting guidance under Topic 815 and better align the measurement and presentation of qualifying hedging relationships with risk management activities. ASU No. 2017-12 is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, which for the Company means the first quarter of the year ending December 31, 2019. The Company is currently evaluating the impact that ASU No. 2017-12 will have on its financial statements.
3. Inventories
The following table provides the components of Inventories (in thousands):

	September 30, 2017	December 31, 2016
Supplies	$8,936	$5,541
Production related inventories:
Stockpiles	19,635	6,604
In-process	13,180	7,316
Doré finished goods	1,316	1,849
	$43,067	$21,310
As of September 30, 2017 and December 31, 2016, the Company's stockpiles, in-process, and doré finished goods inventories included approximately $7.9 million and $2.0 million, respectively, of capitalized non-cash depreciation and depletion costs.
The period-end market value of the Company's production-related inventories is determined in part by using the period-end prices (per ounces) of gold and silver and is sensitive to these inputs. Write-downs have resulted solely from the Company's application of its lower of average cost or net realizable value accounting policy and were unrelated to any ounce adjustments or changes to recovery rates. Write-downs for the three and nine months ended September 30, 2017 were related to Midas and True North (both as defined herein).
The following table provides information about the Company's write-downs (in thousands, except per ounce amounts):

	Three months ended September 30,		Nine months ended September 30,
Type of previously incurred cost	2017	2016	2017	2016
Cash production costs	$4,635	$—	$8,560	$—
Allocated depreciation and depletion	1,759	—	3,749	—
Write-down of production inventories	$6,394	$—	$12,309	$—
The period-end prices used in the write-down calculation for September 30, 2017 were $1,287 and $16.86 per gold and silver ounce, respectively. Further declines from September 30, 2017 metal price levels and/or future production costs greater than the September 30, 2017 carrying value included in Inventories could result in, or contribute to, additional future write-downs of production-related inventories.

4. Prepaid expenses and other
The following table provides the components of Prepaid expenses and other (in thousands):

	September 30, 2017	December 31, 2016
Prepaid taxes	$384	$1,390
Vendor prepayments	801	315
Prepaid claim maintenance and land holding costs	1,238	909
Prepaid insurance	739	518
Utilities, rent, and service deposits	188	178
Prepaid software maintenance	146	60
Royalties	115	82
Other	1,083	1,226
	$4,694	$4,678
5. Mineral properties, plant and equipment, net
The following table provides the components of Mineral properties, plant and equipment, net (in thousands):

	September 30, 2017	December 31, 2016
Mineral properties	$164,191	$163,012
Facilities and equipment	108,756	97,054
Mine development	99,654	54,070
Land	3,888	3,828
Asset retirement cost assets(1)	3,191	2,887
Construction in progress	17,310	16,472
	396,990	337,323
Less: accumulated depreciation and depletion	(105,434)	(61,100)
	$291,556	$276,223
(1)Asset retirement cost assets relate to changes in asset retirement obligations at sites with proven and probable reserves.
Facilities and equipment included $2.6 million and $1.5 million at September 30, 2017 and December 31, 2016, respectively, for the gross amount of mobile mine equipment acquired under capital lease obligations. Accumulated depreciation on such mobile mine equipment totaled $0.9 million and $0.5 million at September 30, 2017 and December 31, 2016, respectively.
At September 30, 2017, construction in progress of $17.3 million included $11.1 million related to facilities and equipment, $4.8 million of mine development, $1.1 million of mineral properties, and $0.3 million of other.

6. Debt
The following table summarizes the components of Debt (in thousands):

	September 30, 2017	December 31, 2016
Debt, current:
Gold Purchase Agreement	$9,412	$8,023
Capital lease obligations	759	479
	$10,171	$8,502
Debt, non-current:
Revolver(1)	$11,285	$11,165
Gold Purchase Agreement	2,686	9,935
Capital lease obligations	959	589
	$14,930	$21,689
(1) Net of unamortized issuance costs of $0.7 million.
The following table summarizes the components of Interest expense, net (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Gold Purchase Agreement	$627	$957	$2,111	$3,106
Promissory Note	—	235	—	648
Revolver interest and stand-by fees	348	225	1,022	287
Capital lease obligations	14	11	29	42
Other	39	25	123	139
Less: capitalized interest	—	(235)	—	(273)
	$1,028	$1,218	$3,285	$3,949
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
During the three and nine months ended September 30, 2017 and 2016, the Company delivered 2,000 and 6,000 gold ounces, respectively, for each period under the Gold Purchase Agreement. The Company is required to deliver 2,000 gold ounces per quarter (8,000 gold ounces per year) during fiscal years 2017 and 2018.

Capital lease obligations
The Company's capital lease obligations are for the purchase of mobile mine equipment and passenger vehicles, bear interest at approximately 4.0% per annum, and carry 36 or 48-month terms. The Company's capital lease obligations are secured by the underlying assets financed.
Debt covenants
The Company's debt agreements contain certain representations and warranties, restrictions, events of default, and covenants that are customary for agreements of these types. Additionally, the Revolver contains financial covenants which require the Company to maintain a Tangible Net Worth not less than $100.0 million, a Gearing Ratio (a measure of debt to EBITDA) not greater than 4.00:1, a Cash Balance not less than $10.0 million, and a Current Ratio not less than 1.10:1 (as such terms are defined in the Revolver). The Company was in compliance with all debt covenants as of September 30, 2017 and December 31, 2016.
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

	September 30, 2017	December 31, 2016
Balance, beginning of period	$25,436	$12,387
Changes in estimates	—	2,866
Accretion expense	1,143	1,122
Additions resulting from Hollister Acquisition - Hollister	—	4,481
Additions resulting from Hollister Acquisition - Aurora	—	2,677
Additions resulting from True North Acquisition	—	1,793
Effect of foreign currency	126	110
Balance, end of period	$26,705	$25,436
As of September 30, 2017, the Company's asset retirement obligations were secured by surety bonds totaling $48.4 million, which were partially collateralized by Restricted cash totaling $9.5 million. During the nine months ended September 30, 2017, the Company reduced the amount of restricted cash collateralizing the surety bonds by $0.5 million.
The following table provides a listing of the Company's asset retirement obligations by property (in thousands):

	September 30, 2017	December 31, 2016
Midas	$13,145	$12,616
Hollister	6,397	6,110
Aurora	2,868	2,741
Fire Creek	2,412	2,303
True North	1,883	1,666
	$26,705	$25,436
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

The fair value of DSUs granted each year, together with the change in fair value of all outstanding DSUs, is recorded within General and administrative and totaled nil and $0.4 million during the three and nine months ended September 30, 2017, respectively.
The following table provides a summary of the Company's outstanding DSUs:

Nine months ended September 30, 2017
Outstanding at beginning of period	180,183
Granted	180,183
Redeemed	—
Outstanding at end of period	360,366
9. Derivatives
The following table provides a listing of the Company's derivative instruments (in thousands):

Description	Recorded Within	September 30, 2017	December 31, 2016
Gold Purchase Agreement embedded derivative	Derivative assets, current	$534	$1,247
Forward metal sales	Derivative assets, current	173	—
Gold Collar	Derivative assets, current	699	—
		1,406	1,247
Gold Purchase Agreement embedded derivative	Derivative assets, non-current	152	1,545
		$1,558	$2,792

Gold Offering Agreement	Derivative liabilities, current	$385	$1,721
Gold Offering Agreement	Derivative liabilities, non-current	—	331
		$385	$2,052
The following table lists the net amounts recorded for (Loss) on derivatives, net (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Gold Purchase Agreement embedded derivative	(304)	114	(1,703)	(4,982)
Gold Offering Agreement	(663)	(113)	(630)	(1,948)
Currency swap	—	(809)	—	(809)
Forward metal sales	173	(489)	935	(7,839)
Gold Collar	575	—	699	—
	$(219)	$(1,297)	$(699)	$(15,578)
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

	Outstanding Future Deliveries		Three months ended September 30,		Nine months ended September 30,
	2018	2017	2017	2016	2017	2016
Gold ounces	8,000	2,000	2,000	2,000	6,000	6,000
Average forward gold price	$—	$—	$1,336	$1,310	$1,329	$1,306
Average gold spot price on delivery date	n/a	n/a	$1,287	$1,325	$1,260	$1,264
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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Gold ounces purchased by counterparty	20,907	18,984	77,692	48,957
Average gold price paid to the Company	$1,257	$1,314	$1,231	$1,214
Average gold spot price on delivery date	$1,298	$1,335	$1,260	$1,247
Forward metal sales
In order to increase the certainty of expected future cash flows, from time to time, the Company enters into fixed forward spot trades for a portion of its projected gold and silver sales. These agreements are considered derivative financial instruments. The following table summarizes information about the Company's forward trades entered into during the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Gold ounces covered	78,976	6,300	169,826	103,390
Average price per gold ounce	$1,285	$1,325	$1,268	$1,250
Silver ounces covered	343,983	—	937,882	1,421,516
Average price per silver ounce	$17.10	$—	$17.39	$16.56
Gold Collar
The Company entered into short-term zero cost gold collars. The collars total 40,503 gold ounces from October 1, 2017 through September 30, 2018 with a floor ranging from $1,200 to $1,300 per ounce and a ceiling ranging from $1,318 to $ $1,385 per ounce. The value of these collars at September 30, 2017 was $0.7 million.
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

Financial assets and liabilities are classified in their entirety based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between fair value hierarchy levels during the nine months ended September 30, 2017. The following table provides a listing (by level) of the Company's financial assets and liabilities which are measured at fair value on a recurring basis (in thousands):

		September 30, 2017			December 31, 2016
Assets:	Note	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Gold Purchase Agreement embedded derivative	9	$—	$686	$—	$—	$2,792	$—
Forward metal sales	9	—	173	—	—	—	—
Gold Collar	9	—	699	—	—	—	—
		$—	$1,558	$—	$—	$2,792	$—

Liabilities:
Deferred share units liability	8	$—	$1,298	$—	$—	$812	$—
Gold Offering Agreement	9	—	—	385	—	—	2,052
		$—	$1,298	$385	$—	$812	$2,052
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
Gold Offering Agreement - This liability was valued by a third-party consultant (and reviewed by the Company) using a simulation-based pricing model and is classified within level 3 of the fair value hierarchy as it incorporates an estimate of the Company's future gold production from Fire Creek, which is not an observable input, as well as quoted prices from active markets and certain observable inputs, such as, forward gold prices and the volatility of such prices. The Company's 2017 gold production from Fire Creek is estimated to range from 107,000 - 110,000 ounces, the amounts of which were incorporated into the September 30, 2017 valuation.
Items disclosed at fair value - Other than the above, the carrying values of financial assets and liabilities approximate their fair values, other than Debt, which is carried at amortized cost. As of September 30, 2017, the fair value of the Gold Purchase Agreement, including the embedded features, was approximately $12.6 million.
Level 3 information
The following table provides additional detail for the Company's Level 3 financial liability (in thousands):

Gold Offering Agreement liability:	September 30, 2017
Balance at beginning of the period	$2,052
Gain from change in fair value	(1,667)
Balance at end of the period	$385

(Loss) gain on derivative, net:
Settlement losses	$(2,297)
Gain from change in fair value	1,667
$(630)

11. Share capital
Common shares
The authorized share capital of the Company is comprised of an unlimited number of common shares with no par value. Common shares are typically issued in conjunction with corporate financing efforts, the exercise of warrants (discussed below), and pursuant to share-based compensation arrangements (see Note 12. Share-based compensation).
Share Purchase Warrants
The Company has previously issued share purchase warrants in conjunction with its acquisition of Hollister and Midas (both as defined herein) in 2016 and 2014, respectively, and other past debt and equity financing transactions. The following table summarizes the Company's warrant activity:

	September 30, 2017
Warrants	Number of Warrants	Weighted Average Exercise Price - CDN$
Outstanding, beginning of period	11,140,800	$3.86
Exercised	(1,140,800)	1.95
Outstanding, end of period	10,000,000	$4.08
Exercisable, end of period	10,000,000	$4.08
The following table provides a summary of the Company's outstanding warrants:

	September 30, 2017
Exercise price per share - CDN$	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price - CDN$
$2.00 - $2.49	5,000,000	11.37	2.15
$6.00	5,000,000	14.51	6.00
	10,000,000	12.94	$4.08
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
Share-based compensation costs
The following table summarizes the Company's share-based compensation cost by award type (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Share-based compensation cost by award	2017	2016	2017	2016
Share options	$115	$342	$460	$1,142
Restricted share units - time vesting criteria	697	325	1,803	563
Restricted share units - performance vesting criteria	236	51	492	51
Common share awards	2	13	16	13
	$1,050	$731	$2,771	$1,769
The following table summarizes activity of the Company's share-based compensation for restricted share units ("RSUs"), common share awards, and share options:

	Nine months ended September 30, 2017
	Restricted share units - time-based vesting(1)		Restricted share units - performance-based vesting		Common share awards	Share options
Outstanding, beginning of period	948,038		212,243		56,665	5,233,105
Granted	968,339	(4)	295,390	(5)	—	—
Forfeited	(121,579)		—		—	(73,333)
Vested and issued(2)	(262,616)		—		(56,665)	—
Exercised(3)	—		—		—	(1,042,189)
Outstanding, end of period	1,532,182		507,633		—	4,117,583
(1) Includes awards with comparable terms and characteristics of RSUs, even if such awards are not called "RSUs" under the plan they were granted.
(2) Not applicable to Share options.
(3) Only applicable to Share options.
(4) The weighted average grant-date fair value of time-based RSUs granted during the nine months ended September 30, 2017 was CDN$4.62.
(5) The weighted average grant-date fair value of performance-based RSUs granted during the nine months ended September 30, 2017 was CDN$4.60.
13. Income taxes
Major components of our income tax (expense) benefit for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Current:
Canada	$—	$—	$—	$—
United States	490	(1,263)	(6,001)	(2,629)
Total current income tax (expense) benefit	490	(1,263)	(6,001)	(2,629)
Deferred:
Canada	—	—	—	—
United States	(1,320)	(878)	(758)	(1,625)
Total deferred income tax (expense)	(1,320)	(878)	(758)	(1,625)
Total income tax (expense) benefit	$(830)	$(2,141)	$(6,759)	$(4,254)

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(13,392)	$7,269	$(15,927)	$(3,878)
Weighted average common shares:
Basic	177,594,562	144,672,654	177,164,321	142,373,930
Effect of:
Share options	—	3,994,831	—	—
Warrants	—	4,728,274	—	—
Common share awards	—	410,906	—	—
Restricted share units(1)	—	429,770	—	—
Special warrants	—	563,043	—	—
Diluted	177,594,562	154,799,478	177,164,321	142,373,930
Net income (loss) per share
Basic	$(0.08)	$0.05	$(0.09)	$(0.03)
Diluted	$(0.08)	$0.05	$(0.09)	$(0.03)
(1) Represents restricted share units with time-based and performance-based vesting criteria.
For the three and nine months ended September 30, 2017, the impact of dilutive share-based instruments was determined using the Company's average share price, which was CDN$4.17 and CDN$5.16, respectively. For the three and nine months ended September 30, 2016, the impact of dilutive share-based instruments was determined using the Company's average share price, which was CDN$6.54 and CDN$4.76, respectively.
Diluted net income (loss) per share excludes common share-based instruments in periods where inclusion would be anti-dilutive. During the three and nine months ended September 30, 2017, the Company's basic weighted average common shares and diluted weighted average common shares were the same because the effects of potential execution was anti-dilutive due to the Company's net loss. Had the Company generated net income during the three months ended September 30, 2017, the effects from executing 2,420,865 warrants, 549,618 share options, and 342,279 restricted share units would have been included in the weighted average common shares calculation. Had the Company generated net income during the nine months ended September 30, 2017, the effects from executing 2,420,865 warrants, 2,027,216 share options, and 435,231 restricted share units would have been included in the diluted weighted average common shares calculation. During the nine months ended September 30, 2016, had the Company generated net income, the effects from executing 4,332,177 warrants, 3,181,792 share options, 479,358 common share awards, 144,302 restricted share units, and 189,051 special warrants would have been included in the diluted weighted average common shares calculation.

15. Segment information
The Company's reportable segments are comprised of operating units which have revenues, earnings or losses, or assets exceeding 10% of the respective consolidated totals, each of which is reviewed by the Company’s Chief Executive Officer to make decisions about resources to be allocated to the segments and to assess their performance. The tables below summarizes segment information:

Three months ended September 30, 2017	Fire Creek	Midas	Hollister	Aurora	True North	Corporate and other	Total
Revenues	$29,726	$11,245	$679	$—	$7,203	$—	$48,853
Cost of sales
Production costs	11,768	9,142	633	—	4,565	—	26,108
Depreciation and depletion	5,088	3,994	116	—	1,475	—	10,673
Write-down of production inventories	—	1,569	—	—	4,825	—	6,394
	12,870	(3,460)	(70)	—	(3,662)	—	5,678
Other operating expenses
General and administrative	256	595	264	—	354	4,269	5,738
Exploration	1,418	—	2,123	—	126	—	3,667
Development and projects costs	—	—	1,822	466	—	—	2,288
Asset retirement and accretion	36	176	96	42	32	—	382
Loss on equipment disposal	—	174	—	—	27	—	201
Income (loss) from operations	$11,160	$(4,405)	$(4,375)	$(508)	$(4,201)	$(4,269)	$(6,598)
Capital expenditures	$7,694	$4,172	$4,308	$541	$4,139	$36	$20,890
Total assets	$55,849	$85,864	$133,408	$16,742	$59,969	$37,901	$389,733

Three months ended September 30, 2016	Fire Creek	Midas	Hollister	Aurora	True North	Corporate and other	Total
Revenues	$36,462	$17,843	$—	$—	$1,336	$—	$55,641
Cost of sales
Production costs	13,716	13,446	—	—	612	—	27,774
Depreciation and depletion	3,187	3,483	—	—	215	—	6,885
Write-down of production inventories	—	—	—	—	—	—	—
	19,559	914	—	—	509	—	20,982
Other operating expenses
General and administrative	280	288	—	—	—	4,269	4,837
Exploration	1,450	1,971	—	—	—	—	3,421
Development and projects costs	—	—	—	—	—	—	—
Asset retirement and accretion	42	183	—	—	31	—	256
Business acquisition costs	—	—	613	—	205	—	818
Loss on equipment disposal	—	—	—	—	—	105	105
Income (loss) from operations	$17,787	$(1,528)	$(613)	$—	$273	$(4,374)	$11,545
Capital expenditures	$7,557	$6,041	$—	$—	$3,677	$—	$17,275
Total assets	$48,560	$94,805	$—	$—	$50,652	$137,295	$331,312

Nine months ended September 30, 2017	Fire Creek	Midas	Hollister	Aurora	True North	Corporate and other	Total
Revenues	$109,427	$46,182	$679	$—	$21,067	$—	$177,355
Cost of sales
Production costs	39,495	35,178	633	—	18,729	—	94,035
Depreciation and depletion	14,078	14,180	116	—	4,899	—	33,273
Write-down of production inventories	—	2,939	—	—	9,370	—	12,309
	55,854	(6,115)	(70)	—	(11,931)	—	37,738
Other operating expenses
General and administrative	685	956	450	—	782	13,080	15,953
Exploration	2,007	476	2,484	—	126	—	5,093
Development and projects costs	—	—	10,553	1,121	—	—	11,674
Asset retirement and accretion	108	529	288	127	91	—	1,143
Loss on equipment disposal	36	280	—	—	27	—	343
Income (loss) from operations	$53,018	$(8,356)	$(13,845)	$(1,248)	$(12,957)	$(13,080)	$3,532
Capital expenditures	$22,178	$14,432	$5,929	$1,311	$11,673	$383	$55,906
Total assets	$55,849	$85,864	$133,408	$16,742	$59,969	$37,901	$389,733

Nine months ended September 30, 2016	Fire Creek	Midas	Hollister	Aurora	True North	Corporate and other	Total
Revenues	$92,726	$48,013	$—	$—	$1,336	$—	$142,075
Cost of sales
Production costs	33,285	36,784	—	—	612	—	70,681
Depreciation and depletion	8,115	10,784	—	—	215	—	19,114
Write-down of production inventories	—	—	—	—	—	—	—
	51,326	445	—	—	509	—	52,280
Other operating expenses
General and administrative	618	626	—	—	—	10,191	11,435
Exploration	5,838	2,425	—	—	—	—	8,263
Development and projects costs	—	—	—	—	5,530	—	5,530
Asset retirement and accretion	125	538	—	—	92	—	755
Business acquisition costs	—	—	723	—	1,147	—	1,870
Provision for legal settlement	2,249	—	—	—	—	1	2,250
Loss on equipment disposal	—	—	—	—	—	109	109
Income (loss) from operations	$42,496	$(3,144)	$(723)	$—	$(6,260)	$(10,301)	$22,068
Capital expenditures	$18,496	$18,356	$—	$—	$5,758	$360	$42,970
Total assets	$48,560	$94,805	$—	$—	$50,652	$137,295	$331,312
16. Supplemental cash flow information
The following table provides a summary of significant supplemental cash flow information:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Cash paid for federal and state income taxes	$—	$—	$638	$1,915
Cash paid for interest	1,028	1,218	3,285	3,949
Mineral properties, plant and equipment acquired through Promissory Note	—	—	—	12,000
Mobile equipment acquired through capital lease obligations	409	—	1,045	—

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
Royalty commitments
Certain patented and unpatented mining claims at all mine sites are subject to lease and royalty agreements that require payments to holders based on minimum annual payment schedules and/or a percentage of the mineral values produced from, or transported through, the royalty claims. Amounts due pursuant to royalty agreements are not recorded in the Condensed Consolidated Financial Statements until such time when the amounts are actually payable. The primary type of royalty agreement applicable to the mine sites is a net smelter return ("NSR") royalty. Under an NSR royalty, the amount paid by the Company to the royalty holder is generally calculated as the royalty percentage multiplied by the market value of the minerals produced less charges and costs for milling, smelting, refining, and transportation. During the three and nine months ended September 30, 2017, and 2016, the Company paid nil and $0.2 million, respectively, all of which were related to minimum and advance royalty payments.
18. Subsequent events
On October 19, 2017 (the "Closing Date"), the Company completed its previously announced arrangement with Bison Gold Resources Inc. ("Bison"), pursuant to which the Company acquired all the issued and outstanding common shares of Bison. On the Closing Date, the Company paid consideration of approximately $7.0 million (CDN$8.8 million) on a fully-diluted basis by its issuance of 1,956,126 shares of its common shares to the Bison shareholders and assumed 10,000 warrants to acquire Bison shares. Each former Bison shareholder received 0.1242 of a common share of Klondex for each Bison common share held prior to the completion of the arrangement.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion & Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements (as previously defined) which are subject to numerous risks and uncertainties, as more fully described in the Cautionary statement regarding forward-looking statements section of this Quarterly Report on Form 10-Q. This MD&A provides a discussion and analysis of the financial condition and results of operations of the Company and includes the Company's subsidiaries. This MD&A should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the "SEC") as well as our interim unaudited Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The following discussion has been prepared based on information available to us as of November 9, 2017. All dollar amounts included in this MD&A are expressed in thousands of United States dollars unless otherwise noted. References to CDN$ refer to Canadian dollars. References to "Notes" refer to the notes to Condensed Consolidated Financial Statements.
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
Introduction and strategy
We are a junior–tier gold and silver mining company focused on exploration, development, and production in a safe, environmentally responsible, and cost–effective manner. As of September 30, 2017, we had 100% interests in four producing mines: (1) the Fire Creek mine ("Fire Creek"), (2) the Midas mine and ore milling facility ("Midas") and (3) the Hollister mine ("Hollister"), all of which are located in the state of Nevada, USA, and (4) the True North gold mine and mill in Manitoba, Canada ("True North", formerly known as the Rice Lake mine). The Company also has 100% interests in the Aurora mine and ore milling facility ("Aurora", formerly known as Esmeralda), which is also located in Nevada, USA. All of our mines are located in safe political jurisdictions.
Prior to February 2014, our only mine was Fire Creek, and since that time, we have experienced growth in our annual gold and silver production, total assets, and workforce largely due to growth at Fire Creek and to the acquisitions of Midas (February 2014), True North (January 2016), and Hollister and Aurora (October 2016).
Gold and silver sales represent 100% of our revenues, and the market prices of gold and silver significantly impact our financial position, operating results, and cash flows. Our primary strategy is to increase shareholder value by responsibly achieving our production, cost, and capital targets while attempting to extend our mine lives through development and exploration programs and reducing our costs through operational efficiencies. We also consider acquisitions or other arrangements in the normal course which strategically fit our future growth objectives.

Executive summary
Our third quarter 2017 highlights included the following, which are discussed in further detail throughout this MD&A or elsewhere in this Quarterly Report on Form 10-Q:

•
Health, safety, and environmental - We remained committed to our most important core values by operating in an environmentally responsible manner while protecting the health and safety of our employees and contractors. No lost-time injuries occurred at our properties during the quarter and as of September 30, 2017, we had operated 1,812 days (~5.0 years) at Fire Creek, 1,088 days (~3.0 years) at Midas, 617 days (~1.7 years) at True North, and 362 days (~1.0 years) at Hollister and Aurora, without a lost-time injury.

•
Consolidated performance - We mined a total of 54,172 gold equivalent ounces ("GEOs"), in line with management’s expectations. Mined ounces are calculated using tons hauled from underground to surface (or tons hauled from tailings) multiplied by the assays from production sampling. We produced a total of 40,819 GEO's

•
Nevada performance - At Fire Creek, Midas, and Hollister, we mined 92,333 ore tons in the third quarter at an average mined head grade of 0.48 GEOs per ton. Our mining activities performed as planned, which resulted in an estimated 44,266 GEOs mined. Production cash costs per gold equivalent ounce sold in Nevada was $696 which is slightly above our expected range of $625 to $650. We anticipate total annual cash costs per gold equivalent ounce sold in Nevada to be in line with our updated guidance of $625 to $650. The Company ended the third quarter with a stockpile in Nevada of approximately 43,000 tons containing approximately 18,000 GEOs. The Company began processing Hollister ore at the Midas mill at the end of the third quarter with blend feed optimization ongoing.

•	Fire Creek - We milled 30,911 ore tons from Fire Creek in the third quarter at an average milled head grade of 0.79 GEO per ton, producing 21,983 GEOs.

•
Midas - From Midas, we milled 39,300 ore tons in the third quarter at an average milled head grade of 0.28 GEO per ton, producing 9,351 GEOs. Midas continues to introduce additional cut and fill mining, which is anticipated to reduce dilution resulting in higher ore grades delivered to the mill and expected improvements in fourth quarter performance.

•
Hollister mine development - At Hollister, we mined 23,513 ore tons in the third quarter at an average mined head grade of 0.31 GEOs per ton for a total of 7,286 GEOs. The majority of these ounces were stockpiled at the end of the third quarter. Production of Hollister ore was impacted by a delay in the delivery of the new carbon screens which were needed for the mill modifications. Stockpiled ore began to be processed toward the end of the third quarter and is expected to be processed at the Midas mill in the fourth quarter. We anticipate a stockpile to be remaining at year end as higher grade ore from Fire Creek will be processed through the mill ahead of Hollister ore.

•
Midas Mill - During the third quarter, we began to process Hollister ore at the Midas mill. Commissioning of the new CIL ("Carbon in Leach") circuit is in process while we test ore blends from the Nevada mines to yield the most favorable results. It is anticipated that the new processing circuit will be optimized during the fourth quarter.

•
True North performance - At True North in Canada, we milled 62,480 ore tons in the third quarter from the True North Mine at an average milled head grade of 0.11 gold ounces per ton (3.4 grams per tonne), producing a total of 6,145 gold ounces. The Company also milled 48,110 tons from the True North Tailings at an average milled head grade of 0.04 gold ounces per ton (1.6 grams per tonne) producing an additional 1,881 gold ounces.

•
Ounces sold and financial results - We sold 38,012 GEOs, consisting of 35,477 gold ounces and 189,904 silver ounces. Revenue was $48.9 million from average realized selling prices per gold and silver ounce of $1,285 and $17.16, respectively. Net loss was $13.4 million or ($0.08 per share - basic).

•
Cash flows and liquidity - Our ending cash balance was $20.6 million after $0.6 million of operating cash outflows, $20.4 million used in investing activities, and $0.1 million used in financing activities. Ending working capital was $17.4 million and total liquidity was $40.4 million when including the $23.0 million of Revolver availability.

•
Spending - Capital, exploration, and development spending totaled $9.1 million at Fire Creek, $4.2 million at Midas, $8.3 million at Hollister, $1.0 million at Aurora, $4.3 million at True North, and nil at corporate for total capital, exploration and development spending of $26.8 million.

•
Acquisition - On October 19, 2017, the Company completed its previously announced arrangement with Bison Gold Resources Inc. ("Bison"), pursuant to which the Company acquired all of the common shares of Bison. Under the terms of the Arrangement, each former Bison shareholder received 0.1242 of a common share of Klondex for each Bison common share held prior to the Arrangement. The Company issued a total of 1,956,126 shares.

2017 full year outlook
The following statements are based on our current expectations for fiscal year 2017 results. The statements are forward-looking and actual results may differ materially.

We continue to expect to produce between 213,000 and 230,000 GEOs during 2017 at an expected production cash cost per GEO sold of $675 to $700. This represents an increase in GEOs sold of approximately 40% from the prior year as we expect to benefit from production at Hollister in Nevada as well as higher production from True North in Canada as ramp-up continues. Fire Creek and Midas’ 2017 production is expected to be in line or slightly higher than the prior year as we benefit from higher than expected mined head grades. At True North in Canada, due to a longer than expected ramp-up in the first half of the year, we expect our cash cost per gold equivalent ounce sold to be $1,000 to $1,050 for the year, up from $900 to $950. The Company is widening its annual production guidance range for Canadian operations by 6,000 ounces to 35,000 - 45,000 GEOs. Although the Company is expanding the production guidance for Canada, the Company expects to reach the total production guidance. The Company now expects all-in costs per gold ounce sold of $1,150 - $1,200 for 2017, an increase from the previous forecast of $1,070 to $1,130.
We expect our 2017 capital expenditures to be between $63 - $71 million with an additional $7 - $9 million to be spent on district and near mine exploration. The majority of capital is expected to be spent at Fire Creek as we continue underground expansion in the form of primary access development and advancement of a second portal.
During the third quarter, the Company commissioned a new CIL circuit at the Midas mill principally to process Hollister ore. The Company tested ore blends of Hollister ore and Midas low grade ore to yield the most favorable results. Ore feed from the Nevada operations to the Midas mill will depend on the optimal blend of ore type and grade. As such, the annual production guidance for the Fire Creek and Hollister mines is being adjusted. The Company now expects an increase in annual production from Fire Creek to 109,000 to 110,000 gold equivalent ounces and a decrease in annual production from Hollister to 21,000 to 25,000 gold equivalent ounces as lower grade ore is displaced with higher grade ore from Fire Creek. The Company continues to expect to mine 30,000 to 35,000 gold equivalent ounces at Hollister. Guidance for total annual production for Nevada operations now consists of 178,000 to 185,000 gold equivalent ounces.
Full-year general and administrative costs are now expected to be in the range of $20 to $22 million, an increase from the previous guidance range of $17 to $18 million. The increase is due to expenses associated with Company growth, including salaries and professional service fees.
We now expect total annual development and project costs for Hollister to be between $10 and $11 million, up from the previous forecast amount of $9 million. The year-to-date development and project costs for Hollister of $10.6 million are above the high end of the originally expected range primarily due to additional development at the Hollister mine in preparation for initial production.
Below are tables summarizing key 2017 operating guidance.

	Gold Equivalent Ounces Produced(1)		Production Cash Costs per Gold Equivalent Ounce Sold(1)		Capital Expenditures (thousands)
2017 full year outlook	Low	High	Low	High	Low	High
Midas	48,000	50,000	$800	$850	$9,000	$10,000
Midas Mill	—	—	—	—	6,000	8,000
Fire Creek	109,000	110,000	425	450	27,000	29,000
Hollister	21,000	25,000	935	960	6,000	8,000
Nevada Total	178,000	185,000	625	650	48,000	55,000
True North(2)	35,000	45,000	1,000	1,050	15,000	16,000
	213,000	230,000	$675	$700	$63,000	$71,000

	Low	High
Corporate general and administrative (thousands)	$20,000	$22,000
Hollister development and project costs (thousands)	$10,000	$11,000
All-in sustaining costs per gold ounce sold(1)	$950	$1,000
Regional exploration (thousands)	$7,000	$9,000
All-in costs per gold ounce sold(1)	$1,150	$1,200
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
Results of operations

	Three months ended September 30,			Nine months ended September 30,
Revenues	2017	2016	Change	2017	2016	Change
Gold revenue
Fire Creek	$29,411	$36,112	$(6,701)	$108,415	$91,472	$16,943
Midas	8,398	11,120	(2,722)	33,638	29,880	3,758
Hollister	606	—	606	606		606
True North	7,179	1,336	5,843	21,025	1,336	19,689
	45,594	48,568	(2,974)	163,684	122,688	40,996

Silver revenue
Fire Creek	315	350	(35)	1,012	1,254	(242)
Midas	2,847	6,723	(3,876)	12,544	18,133	(5,589)
Hollister	73	—	73	73	—	73
True North	24	—	24	42	—	42
	3,259	7,073	(3,814)	13,671	19,387	(5,716)
	$48,853	$55,641	$(6,788)	$177,355	$142,075	$35,280
Revenues decreased in the third quarter of 2017 compared to the third quarter of 2016 due to lower ounces sold and a lower price per ounce of gold. Revenues increased year-to-date in 2017 as compared to the same period in 2016 due to higher ounces sold as a result of higher grades from Fire Creek and Midas along with the addition of production at True North. Consolidated ore tons milled year-to-date 2017 and 2016 were 440,436 and 261,753, respectively. See the Mining operations review section of this MD&A for additional discussion on our operating results at each mine.
Gold revenue - The table below summarizes changes in gold revenue, ounces sold, and average realized prices (in thousands, except ounces sold and per ounce amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total gold revenue (thousands)	$45,594	$48,568	$163,684	$122,688
Gold ounces sold	35,477	36,647	130,329	96,110
Average realized price (per ounce)	$1,285	$1,325	$1,256	$1,277

The change in gold revenue was attributable to:	Change		Change
Change in ounces sold	$(1,555)		$43,733
Change in average realized price	(1,466)		(2,018)
Effect of average realized price change on ounces sold increase	47		(719)
	$(2,974)		$40,996

Silver revenue - The table below summarizes changes in silver revenue, ounces sold, and average realized prices (in thousands, except ounces sold and per ounce amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total silver revenue (thousands)	$3,259	$7,073	$13,671	$19,387
Silver ounces sold	189,904	362,500	784,803	1,096,090
Average realized price (per ounce)	$17.16	$19.51	$17.42	$17.69

The change in silver revenue was attributable to:	Change		Change
Change in ounces sold	$(3,368)		$(5,504)
Change in average realized price	(852)		(296)
Effect of average realized price change on ounces sold increase	406		84
	$(3,814)		$(5,716)

	Three months ended September 30,			Nine months ended September 30,
Cost of sales	2017	2016	Change	2017	2016	Change
Production costs	$26,108	$27,774	$(1,666)	$94,035	$70,681	$23,354
Depreciation and depletion	10,673	6,885	3,788	33,273	19,114	14,159
Write-down of production inventories	6,394	—	6,394	12,309	—	12,309
	$43,175	$34,659	$8,516	$139,617	$89,795	$49,822
Cost of sales by mine
Fire Creek	$16,856	$16,903	$(47)	$53,573	$41,400	$12,173
Midas	14,705	16,929	(2,224)	52,297	47,568	4,729
Hollister	749	—	$749	749	—	749
True North	10,865	827	10,038	32,998	827	32,171
	$43,175	$34,659	$8,516	$139,617	$89,795	$49,822
Production costs - Increases in production costs during the nine months ended September 30, 2017, as compared to the same period in 2016 was driven by the start of operations at Hollister and True North, which are ramping up in 2017, as well as higher depreciation and depletion expense. See the Mining operations review section of this MD&A for a discussion of production costs at each mine.
Depreciation and depletion - Depreciation and depletion increased during the three and nine months ended September 30, 2017, as compared to the same periods in 2016 primarily due to changes in volume of GEOs sold at Fire Creek, Midas, and True North.
Write-down of production inventories - Increases in production costs and depletion and depreciation led to write-downs of ending inventory balances at Midas and True North in the three and nine months ended September 30, 2017. See Note 3. Inventories to the Notes to Consolidated Financial Statements for additional detail.

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
General and administrative	$5,738	$4,837	$901	$15,953	$11,435	$4,518
The increase during the three and nine months ended September 30, 2017 as compared to the same periods in 2016 is due to higher compensation and benefit costs from increased staff levels at the corporate office and professional fees, both of which are due to our growth.

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Exploration	$3,667	$3,421	$246	$5,093	$8,263	$(3,170)

Exploration remained flat for the three months ended September 30, 2017 as compared to the same period of the prior year. Exploration for the nine months ended September 30, 2017 was affected by inclement weather conditions earlier in the year, impeding surface exploration activities.

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Development and projects costs	$2,288	$—	$2,288	$11,674	$5,530	$6,144
Development and project costs during the three and nine months ended September 30, 2017 were $1.8 million and $10.6 million, respectively, at Hollister. These costs were generally for rehabilitating drifts, and ramps which enable us to physically access the underground stopes and working faces, drilling, engineering, metallurgical, and other related costs to delineate or expand mineralization, all of which occurred in the Main and Gloria zones. From January 1 to May 31, 2017, these costs were expensed as Hollister did not have a reserve. We issued a reserve for the Main and Gloria zones with an effective date of May 31, 2017, and as such, certain costs for these zones incurred beginning June 1, 2017 were capitalized.

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Asset retirement and accretion	$382	$256	$126	$1,143	$755	$388
These amounts relate to the accretion expense from existing asset retirement obligations and asset retirement increases at our mining and exploration properties. Asset retirement and accretion expense has increased over the last three years as the number of properties and disturbances at such properties have increased. See Note 7. Asset retirement obligations to the Notes to Consolidated Financial Statements for additional detail.

	Three months ended September 30,			Three months ended September 30,
	2017	2016	Change	2017	2016	Change
Business acquisition costs	$—	$818	$(818)	$—	$1,870	$(1,870)
These amounts relate to costs and expenses associated with the acquisitions of True North (January 2016), and Hollister and Aurora (October 2016).

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
(Loss) on derivatives, net	$(219)	$(1,297)	$1,078	$(699)	$(15,578)	$14,879
Amounts recorded for derivatives are attributable to changes in the fair value of derivative instruments and gains or losses on derivative settlements and transactions, both of which are generally impacted by changes in gold and silver prices. See Note 9. Derivatives to the Notes to Consolidated Financial Statements for additional detail.

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Interest (expense), net	$(1,028)	$(1,218)	$190	$(3,285)	$(3,949)	$664
The largest component of total interest expense was for the February 2014 gold purchase agreement with a subsidiary of Franco-Nevada Corporation (the "Gold Purchase Agreement"), which represented 61% and 79%, of recorded interest expense during the three months ended September 30, 2017 and 2016, respectively. See Note 6. Debt to the Notes to Consolidated Financial Statements for additional detail.

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Foreign currency (loss) gain, net	$(4,652)	$328	$(4,980)	$(8,756)	$(2,222)	$(6,534)
Amounts recorded for foreign currency losses primarily relate to unrealized amounts on intercompany loan balances which we expect to settle in the foreseeable future which were partially offset by gains on U.S. dollar debt held in our Canadian companies.

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Income tax (expense)	$(830)	$(2,141)	$1,311	$(6,759)	$(4,254)	$(2,505)
See Note 13. Income taxes to the Notes to Consolidated Financial Statements for a reconciliation of taxes.

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Net income (loss)	$(13,392)	$7,269	$(20,661)	$(15,927)	$(3,878)	$(12,049)
For the reasons discussed above and elsewhere in this MD&A, we reported the above amounts for Net income (loss) for the three and nine months ended September 30, 2017 and 2016.
Exploration
Hollister - Nevada
During the third quarter the Company announced an initial mineral reserve estimate at Hollister. Total Hollister proven and probable Mineral Reserve at September 30, 2017, was 116,100 gold equivalent ounces at a grade of 0.582 gold equivalent ounces per ton with 51,500 ounces coming from the Hollister Main zone and another 64,600 ounces coming from the Gloria zone.
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
Hatter Graben is located approximately 2,500 ft. east of the Hollister Main zone. Hatter Graben is a vein system comprised of multiple high grade veins of minable widths and with historical grades exceeding 1.0 Au opt.
A description of the data verification methods, quality assurance program and quality control measures applied can be found in the technical report titled "Technical Report and Pre-Feasibility Study for the Hollister Underground Mine", as amended on August 9, 2017 with an effective date of May 31, 2017.
The table below summarizes the most recent mineral reserve estimate for Hollister:

Category	Tons (k)	Au opt	Au g/t	Ag opt	Ag g/t	AuEq opt	Au Eq g/t	Au koz	Ag koz	AuEq koz
Proven	50.8	0.553	19.0	2.90	99.6	0.580	19.9	28.1	147.5	29.5
Probable	148.8	0.552	18.9	3.20	109.7	0.582	20.0	82.2	476.2	86.6
Total P&P	199.5	0.553	18.9	3.13	107.2	0.582	19.9	110.3	623.7	116.1
True North - Canada
During the third quarter the Company received assay results for 104 underground drill holes totaling 64,227 ft (19,576 m). These holes targeted the up dip extension of the 710 zone from the 6350 level and the down dip extension of the 710 and 710 footwall lens at the 32 Level. These results further extend the known mineralization up and down dip from the highly prospective 710 zones to approximately 1,500 ft vertically.
During the second quarter of 2017, the Company filed a technical report for the True North mine, located in Bissett, Manitoba, Canada updating the mineral reserve estimate. Total mineral reserve increased 25% to 147,000 gold ounces. The underground mineral reserve at September 30, 2017, was 104,700 gold ounces at a grade of 0.24 ounces per ton (8.3 grams per tonne).
The table below summarizes the most recent underground mineral reserve estimate for True North:

Category	Tons (k)	Au opt	Au g/t	Au koz
Proven	128	0.218	7.47	27.9
Probable	306	0.251	8.61	76.9
Total P&P	434	0.242	8.30	104.7
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

	Three months ended September 30,					Nine months ended September 30,
	2017				2016	2017				2016
Mine operations - consolidated	Nevada Total	True North		Total	Total(1)	Nevada Total	True North		Total	Total(1)
Ore tons mined	92,333	120,864		213,197	98,059	261,078	219,637		480,715	266,011
Average gold equivalent mined head grade (oz/ton)(2)	0.48	0.08		0.25	0.41	0.55	0.10		0.35	0.44
Gold equivalent mined (oz)(2)	44,266	9,906		54,172	40,642	144,895	21,409		166,304	117,248
Gold mined (oz)	40,934	9,906		50,840	35,230	131,707	21,409		153,116	100,669
Silver mined (oz)	249,133	—		249,133	367,444	951,997	—		951,997	1,197,018
Ore tons milled	78,035	110,590		188,625	101,804	231,234	209,202		440,436	261,753
Average gold equivalent mill head grade (oz/ton)(2)	0.48	0.08		0.25	0.40	0.58	0.10		0.36	0.45
Average gold mill head grade (oz/ton)	0.44	0.08		0.23	0.348	0.53	0.10		0.33	0.39
Average silver mill head grade (oz/ton)	2.80	—	(4)	1.16	3.44	3.81	—	(4)	2.00	4.59
Average gold recovery rate (%)	89.1%	92.0%		90.0%	93.1%	91.6%	93.0%		91.8%	93.6%
Average silver recovery rate (%)	81.1%	—%	(4)	81.7%	87.3%	83.1%	—%	(4)	83.4%	87.7%
Gold equivalent produced (oz)(2)	32,793	8,026		40,819	37,436	123,103	18,752		141,855	109,290
Gold produced (oz)	30,424	8,007		38,431	32,929	112,970	18,718		131,688	94,712
Silver produced (oz)	177,356	1,424		178,780	306,054	731,579	2,424		734,003	1,052,536
Gold equivalent sold (oz)(2)(3)	32,402	5,610		38,012	41,986	124,342	16,857		141,199	111,291
Gold sold (oz)	29,886	5,591		35,477	36,647	113,506	16,823		130,329	96,110
Silver sold (oz)	188,480	1,424		189,904	362,500	782,379	2,424		784,803	1,096,090
Revenues and realized prices
Gold revenue (000s)	$38,415	$7,179		$45,594	$48,568	$142,659	$21,025		$163,684	$122,688
Silver revenue (000s)	3,235	24		3,259	7,073	13,629	42		13,671	19,387
Total revenues (000s)	$41,650	$7,203		$48,853	$55,641	$156,288	$21,067		$177,355	$142,075
Average realized gold price ($/oz)	$1,285	$1,284		$1,285	$1,325	$1,257	$1,250		$1,256	$1,276
Average realized silver price ($/oz)	$17.16	$16.85		$17.16	$19.51	$17.42	$17.33		$17.42	$17.69
Non-GAAP Measures
Production cash costs per GEO sold(2)(3)	$696	$1,461		$809	$662	$616	$1,544		$727	$635
(1) Total for 2016 includes production from True North which started in the third quarter of 2016.
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
Nevada operations
The Company's Nevada operations milled 78,035 ore tons at an average milled head grade of 0.48 GEOs per ton during the third quarter of 2017. Operations at Fire Creek continue to perform ahead of management expectations. In addition to the positive Q3 production results, mine development at Fire Creek will continue to ramp-up in the fourth quarter of 2017 for 2018 mining. We began processing Hollister ore at the Midas mill towards the end of the third quarter. The commissioning of the new CIL circuit was in process while we tested ore blends from the Nevada mines to yield the most favorable overall recovery results. Initially, we processed 100% Hollister ore in the Midas mill at approximately 40 tons per hour. Subsequent to incurring normal commissioning activities, modifications were made to the feed blend adding approximately 30% low grade Midas ore to dilute the organic carbon. Metallurgical test work is on-going and throughout this process recoveries have steadily improved and are expected to be between 85% and 90% for the Hollister ore going forward. Additionally, silver recoveries have also improved and are expected to increase to be approximately 70%, approximately 10% higher than predicted. Production from Hollister was also impacted by a delay in the delivery of the new carbon screens which were needed for the mill modifications. It is anticipated that the new processing circuit will be optimized during the fourth quarter. Hollister is well positioned to achieve significant production improvements during the fourth quarter as we plan to mine higher-grade stopes already developed.
Canadian operations
At True North, we milled 62,480 ore tons at an average milled head grade of 0.11 gold ounces per ton, producing 6,145 gold equivalent ounces. We also processed 48,110 tons from the True North Tailings at an average grade of 0.04 gold ounces per ton, producing an additional 1,881 gold ounces. Third quarter production was negatively impacted by sequencing of underground stopes. Waste development is now in place to deliver higher grade stopes in the fourth quarter. Additionally, during the third quarter of 2017, staffing changes were successfully implemented including management additions and we continue to make progress transitioning operations to Klondex employees from third-party contractors.
The third quarter ended with significant momentum in several areas. Over 60% of the gold equivalent ounces mined during the third quarter were mined during the month of September. Also, for the month of September, ore development advance rates achieved were more than double the year-to-date average. In addition, approximately 70% of planned stoping fronts have been developed for fourth quarter production.
All in sustaining costs
Total Company all in sustaining costs for the three and nine months ended September 30, 2017 were $1,315 and $1,151 per gold ounce sold, respectively. The Company expects to have all in sustaining costs for the year of $950 to $1,000 per gold ounce sold. (These are non-GAAP measures; refer to the Non-GAAP Performance Measures section of the MD&A for additional detail).

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

	Three months ended September 30,			Nine months ended September 30,
Mine Operations - Fire Creek	2017	2016	Change	2017	2016	Change
Ore tons mined	29,933	24,065	5,868	95,592	88,198	7,394
Average gold equivalent mined head grade (oz/ton)(1)	0.87	0.90	(0.03)	0.94	0.83	0.11
Gold equivalent mined (oz)(1)	25,918	21,713	4,205	89,834	73,627	16,207
Gold mined (oz)	25,716	21,501	4,215	88,883	72,779	16,104
Silver mined (oz)	15,088	14,512	576	69,169	63,246	5,923
Ore tons milled	30,911	26,122	4,789	101,630	92,832	8,798
Average gold equivalent mill head grade (oz/ton)(1)	0.79	0.98	(0.19)	0.93	0.86	0.07
Average gold mill head grade (oz/ton)	0.78	0.97	(0.19)	0.92	0.85	0.07
Average silver mill head grade (oz/ton)(2)	0.52	0.66	(0.14)	0.70	0.76	(0.06)
Average gold recovery rate (%)	90.5%	93.4%	(2.9%)	92.1%	93.6%	(1.5%)
Average silver recovery rate (%)(2)	83.1%	87.2%	(4.1%)	84.4%	87.4%	(3.0%)
Gold equivalent produced (oz)(1)	21,983	23,873	(1,890)	86,948	74,502	12,446
Gold produced (oz)	21,805	23,654	(1,849)	86,127	73,673	12,454
Silver produced (oz)	13,292	15,023	(1,731)	59,717	61,864	(2,147)
Gold equivalent sold (oz)(1)	23,128	27,518	(4,390)	87,035	72,671	14,364
Gold sold (oz)	22,883	27,254	(4,371)	86,230	71,688	14,542
Silver sold (oz)	18,332	18,100	232	58,529	73,351	(14,822)
Revenues and realized prices
Gold revenue (000s)	$29,411	$36,112	$(6,701)	$108,415	$91,472	$16,943
Silver revenue (000s)	315	350	(35)	1,012	1,254	(242)
Total revenues (000s)	$29,726	$36,462	$(6,736)	$109,427	$92,726	$16,701
Average realized gold price ($/oz)	$1,285	$1,325	$(40)	$1,257	$1,276	$(19)
Average realized silver price ($/oz)	$17.18	$19.34	$(2.16)	$17.29	$17.10	$0.19
Non-GAAP Measures
Production cash costs per GEO sold(1)(2)	$509	$498	$11	$454	$458	$(4)
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
Operations and costs - At Fire Creek, the Company milled 30,911 ore tons in the third quarter at an average milled head grade of 0.79 gold equivalent ounces per ton, producing 21,983 gold equivalent ounces. Year to date, Fire Creek has produced 86,948 gold equivalent ounces, approximately 81% of its increased annual production guidance.
Spending - During the nine months ended September 30, 2017, capital expenditures totaled $22.2 million. For details of capital expenditures refer to the Investing cash flows part of the Financial position, liquidity, and capital resources section of this MD&A.

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

	Three months ended September 30,			Nine months ended September 30,
Mine Operations - Midas	2017	2016	Change	2017	2016	Change
Ore tons mined	38,887	45,311	(6,424)	119,473	136,452	(16,979)
Average gold equivalent mined head grade (oz/ton)(1)	0.28	0.28	—	0.32	0.26	0.06
Gold equivalent mined (oz)(1)	11,062	13,352	(2,290)	38,570	36,004	2,566
Gold mined (oz)	8,511	8,154	357	27,632	20,257	7,375
Silver mined (oz)	191,065	352,932	(161,867)	787,541	1,133,772	(346,231)
Ore tons milled	39,300	43,934	(4,634)	121,780	137,173	(15,393)
Average gold equivalent mill head grade (oz/ton)(1)	0.28	0.29	(0.01)	0.32	0.26	0.06
Average gold mill head grade (oz/ton)	0.21	0.18	0.03	0.23	0.15	0.08
Average silver mill head grade (oz/ton)(2)	4.77	7.59	(2.82)	6.52	8.24	(1.72)
Average gold recovery rate (%)	88.7%	93.4%	(4.7)%	91.2%	94.1%	(2.9)%
Average silver recovery rate (%)(2)	82.4%	87.2%	(4.8)%	83.4%	87.7%	(4.3)%
Gold equivalent produced (oz)(1)	9,351	11,809	(2,458)	34,711	33,046	1,665
Gold produced (oz)	7,288	7,523	(235)	25,512	19,287	6,225
Silver produced (oz)	154,536	291,031	(136,495)	662,334	990,672	(328,338)
Gold equivalent sold (oz)(1)	8,746	13,465	(4,719)	36,799	37,627	(828)
Gold sold (oz)	6,531	8,393	(1,862)	26,804	23,422	3,382
Silver sold (oz)	165,930	344,400	(178,470)	719,632	1,022,739	(303,107)
Revenues and realized prices
Gold revenue (000s)	$8,398	$11,120	$(2,722)	$33,638	$29,880	$3,758
Silver revenue (000s)	2,847	6,723	(3,876)	12,544	18,133	(5,589)
Total revenues (000s)	$11,245	$17,843	$(6,598)	$46,182	$48,013	$(1,831)
Average realized gold price ($/oz)	$1,286	$1,325	$(39)	$1,255	$1,276	$(21)
Average realized silver price ($/oz)	$17.16	$19.52	$(2.36)	$17.43	$17.73	$(0.30)
Non-GAAP Measures
Production cash costs per GEO sold(1)(2)	$1,160	$999	$161	$990	$978	$12
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
Operations and costs - At Midas, the Company milled 39,300 ore tons in the third quarter at an average milled head grade of 0.28 gold equivalent ounces per ton, producing 9,351 gold equivalent ounces. Year to date, Midas has produced 34,711 gold equivalent ounces, approximately 77% of its annual production guidance. Midas continues to introduce additional cut and fill mining, which is anticipated to reduce dilution resulting in higher ore mining grades.
Spending - During the nine months ended September 30, 2017 total capital spending was $14.4 million. For details of capital expenditures refer to the Investing cash flows part of the Financial position, liquidity, and capital resources section of this MD&A.
Midas Mill (Nevada Operations)
Ore from Fire Creek, Midas and Hollister are processed at the Midas mill, which has a design capacity of 1,200 tons per day. Run-of-mine ore is crushed to 100% passing 1/2" in a conventional two-stage crushing circuit which utilizes a primary jaw crusher and a secondary cone crusher with the circuit closed by a double deck vibrating screen. During the third quarter the Company began to process Hollister ore at the Midas mill. The company converted four of the mill's leach tanks to CIL to allow Hollister ore to be processed. The commissioning of the new CIL circuit is in process while the Company tests ore blends from the Nevada mines to yield the most favorable results. The Company is in a favorable position to now have three mines in Northern Nevada feeding one central mill, providing significant operating flexibility to optimize profitability.
The Company also added a tails thickener to the Midas mill. The addition of the thickener will extend the life of the mill tailings facilities and reduce future capital expenditures.
Hollister (Nevada Operations)
The Hollister mine is a fully-permitted past producing underground and open pit operation, located in north-central Nevada in Elko County. Hollister does not have milling or processing facilities but is located approximately 17 miles from the Midas mill, which currently has capacity to process additional tons. Hollister is an important asset to us since we believe there are significant synergies and cost savings with our Nevada operations through low transportation costs, reduced per ton milling costs, and shared general and administrative costs. Further, certain of our executives and management previously operated the historical underground operations and exploration programs at Hollister and believe that exploration targets with significant potential exist within the property boundary. We believe Hollister provides us with an opportunity to strategically and responsibly grow our business in Nevada, a mining friendly jurisdiction, while leveraging our technical expertise in narrow-vein underground mining and past experience with the project.

	Three months ended September 30,	Nine months ended September 30,
Mine Operations - Hollister	2017	2017
Tons mined	23,513	46,013
Average gold equivalent mined head grade (oz/ton)(1)	0.31	0.36
Gold equivalent mined (oz)(1)	7,286	16,476
Gold mined (oz)	6,707	15,192
Silver mined (oz)	42,980	95,287
Ore tons milled	7,824	7,824
Average gold equivalent mill head grade (oz/ton)(1)	0.26	0.26
Average gold mill head grade (oz/ton)	0.23	0.23
Average silver mill head grade (oz/ton)	1.94	1.94
Average gold recovery rate (%)	72.8%	72.8%
Average silver recovery rate (%)	62.8%	62.8%
Gold equivalent produced (oz)(2)	1,459	1,459
Gold produced (oz)	1,331	1,331
Silver produced (oz)	9,528	9,528
Gold equivalent sold (oz)(2)	529	529
Gold sold (oz)	472	472
Silver sold (oz)	4,218	4,218
Revenues and realized prices
Gold revenue (000s)	$606	$606
Silver revenue (000s)	73	73
Total revenues (000s)	$679	$679
Average realized gold price ($/oz)	$1,284	$1,284
Average realized silver price ($/oz)	$17.31	$17.31
Non-GAAP Measures
Production cash costs per GEO sold(2)(3)	$1,197	$1,197
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
Operations and costs - At Hollister, the Company began to process ore at the Midas mill during the quarter. Commissioning of the new CIL circuit is in process while the Company tests ore blends from the Nevada mines to yield the most favorable results. Initially, the Company processed 100% Hollister ore in the Midas mill at approximately 40 tons per hour. Subsequent to incurring normal commissioning issues, modifications were made to the feed blend adding approximately 30% low grade Midas ore to dilute the organic carbon. Metallurgical test work is on-going. Recoveries have steadily improved and are expected to be between 85% and 90% for the Hollister ore going forward. Additionally, silver recoveries have also improved and are expected to increase to be approximately 70%, approximately 10% higher than predicted. Production at Hollister was also impacted by a delay in the delivery of the new carbon screens which were needed for the mill modifications. It is anticipated that the new processing circuit will be optimized during the fourth quarter. Hollister is well positioned to achieve significant production improvements during the fourth quarter as we plan to mine higher-grade stopes already developed.
Spending - During the nine months ended September 30, 2017 total capital spending was $5.9 million. For details of capital expenditures refer to the Investing cash flows part of the Financial position, liquidity, and capital resources section of this MD&A.
Community - On August 17, 2017, the Company completed the donation of the Rock Creek lands, (more than 3,200 acres of lands), to the Battle Mountain Band of Western Shoshone Indians of Nevada.
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
During the fourth quarter of 2016 and the first three quarters of 2017, we performed rehab work on the carbon stripping circuit, carbon regeneration circuit and mill. During the second quarter of 2017, we identified an opportunity to process ore contained within the existing tailings facilities at the project. Processing of this material is expected to begin in the fourth quarter of 2017. We continue to assess the economic feasibility of toll milling services for third parties.
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

	Three months ended September 30,					Nine months ended September 30,
Mine Operations - True North	2017			2016	Change	2017			2016	Change
	True North Mine	True North Tailings	True North Total	True North Total		True North Mine	True North Tailings	True North Total	True North Total
Ore tons mined	72,754	48,110	120,864	28,683	92,181	146,336	73,301	219,637	41,361	178,276
Average gold equivalent mined head grade (oz/ton)(1)	0.11	0.04	0.08	0.19	(0.11)	0.12	0.05	0.10	0.18	(0.08)
Gold equivalent mined (oz)(1)	7,839	2,067	9,906	5,575	4,331	18,088	3,321	21,409	7,633	13,776
Gold mined (oz)	7,839	2,067	9,906	5,575	4,331	18,088	3,321	21,409	7,633	13,776
Silver mined (oz)	—	—	—	—	—	—	—	—	—	—
Ore tons milled	62,480	48,110	110,590	31,748	78,842	135,901	73,301	209,202	31,748	177,454
Average gold equivalent mill head grade (oz/ton)(1)	0.11	0.04	0.08	0.06	0.02	0.12	0.05	0.10	0.06	0.04
Average gold mill head grade (oz/ton)	0.11	0.04	0.08	0.06	0.02	0.12	0.05	0.10	0.06	0.04
Average silver mill head grade (oz/ton)(2)(3)	—	—	—	—	—	—	—	—	—	—
Average gold recovery rate (%)	92.0%	91.0%	92.0%	88.7%	3.3%	93.0%	91.0%	93.0%	88.7%	0.043
Average silver recovery rate (%)(2)(3)	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Gold equivalent produced (oz)(1)	6,145	1,881	8,026	1,752	6,274	15,730	3,022	18,752	1,752	17,000
Gold produced (oz)	6,126	1,881	8,007	1,752	6,255	15,696	3,022	18,718	1,752	16,966
Silver produced (oz)	1,424	—	1,424	—	1,424	2,424	—	2,424	—	2,424
Gold equivalent sold (oz)(1)	3,729	1,881	5,610	1,000	4,610	13,876	2,981	16,857	1,000	15,857
Gold sold (oz)	3,710	1,881	5,591	1,000	4,591	13,842	2,981	16,823	1,000	15,823
Silver sold (oz)	1,424	—	1,424	—	1,424	2,424	—	2,424	—	2,424
Revenues and realized prices
Gold revenue (000s)	n/a	n/a	$7,179	$1,336	$5,843	n/a	n/a	$21,025	$1,336	$19,689
Silver revenue (000s)	n/a	n/a	24	—	$24	n/a	n/a	42	—	$42
Total revenues (000s)	$—	$—	$7,203	$1,336	$5,867	$—	$—	$21,067	$1,336	$19,731
Average realized gold price ($/oz)	n/a	n/a	$1,284	$1,336	$(52)	n/a	n/a	$1,250	$1,336	$(86)
Average realized silver price ($/oz)	n/a	n/a	$16.85	$19.51	$(2.66)	n/a	n/a	$17.33	$17.42	$(0.09)
Non-GAAP Measures
Production cash costs per GEO sold(1)(2)	n/a	n/a	$1,461	$612	$849	n/a	n/a	$1,544	$612	$932
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
Operations and costs - The mine continues to ramp up towards full production from underground. At True North, the Company milled 62,480 ore tons at an average milled head grade of 0.11 gold ounces per ton, producing 6,145 gold equivalent ounces. The Company also processed 48,110 tons from the True North Tailings at an average grade of 0.04 gold ounces per ton, producing and additional 1,881 gold equivalent ounces. Third quarter production was negatively impacted by sequencing of underground stopes. Waste development is now in place to deliver higher grade stopes in the fourth quarter. Additionally, staffing changes have been successfully implemented including management additions and the Company continues to make progress transitioning to Klondex employees from third-party contractors.
The third quarter ended with significant momentum in several areas. Over 60% of the gold equivalent ounces mined during the third quarter were mined during the month of September. Also, for the month of September, ore development advance rates achieved were more than double the year-to-date average. In addition, approximately 70% of planned stoping fronts have been developed for fourth quarter production.
As we continue to ramp up production, which entails processing tailings, we recognized write-downs to production inventories of $9.4 million for the nine months ended September 30, 2017 (see Note 3. Inventories to the Notes to Consolidated Financial Statements for additional detail).
Spending - For the first nine months of 2017, spending was $11.7 million for capital, development and project costs. For details of capital expenditures refer to the Investing cash flows part of the Financial position, liquidity, and capital resources section of this MD&A.
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
Risk management contracts
In order to increase the certainty of expected future cash flows, from time to time we may enter into financial instruments for a portion of our forecast gold and silver sales over the next one to twelve months. During the three and nine months ended September 30, 2017, we entered into forward trades which covered 78,976 and 169,826 gold ounces, respectively, at average prices of $1,285 and $1,268, respectively. We also entered into forward trades which covered 343,983 and 937,882 silver ounces, respectively, at average prices of $17.10 and $17.39 per ounce, respectively. Additionally, during the second and third quarters of 2017, we entered into short-term zero cost gold collars. The collars total 40,503 gold ounces from October 1, 2017 through September 30, 2018 with a floor ranging from $1,200 to $1,300 per ounce to a ceiling ranging from $1,277 to $1,385 per ounce (see Note 9. Derivatives to the Notes to Consolidated Financial Statements for additional detail). Other than the aforementioned, we have not entered into any other significant contracts to hedge or manage market risks arising from changes in metal prices, diesel and propane costs, and currency and interest rates. We will continually and actively monitor applicable markets and quotes and may consider entering into additional hedging agreements and contracts if determined to be advantageous by management and the board of directors, and if such transactions are permissible under our existing debt agreements.
Liquidity and capital resources
As discussed below in the Sources and uses of cash section, at September 30, 2017, our Cash and cash equivalents balance totaled $20.6 million, decreasing $27.0 million from the December 31, 2016 balance of $47.6 million largely due to investing cash outflows of $55.9 million related to capital expenditures, which were partially offset by cash provided by operating activities of $25.5 million and cash provided by financing activities of $2.6 million.
Due to the nature of our operations and the composition of our balance sheet assets, as of September 30, 2017, our current assets, which included Cash and cash equivalents of $20.6 million and Inventories of $43.1 million, represented substantially all of our liquid assets on hand. We have access to additional liquidity under our $35.0 million Revolver, of which $23.0 million was available as of September 30, 2017. As of September 30, 2017, we had working capital of $17.4 million. The following chart provides a summary of our working capital, Revolver availability, and estimated liquidity as of the end of each of the last three years and September 30, 2017 (in thousands):

Our working capital decreased by $15.8 million (approximately 48%) from December 31, 2016 to September 30, 2017, and our working capital ratio decreased to 1.33. The following table summarizes working capital (in thousands, except working capital ratio):

	September 30, 2017	December 31, 2016	Change
Total current assets	$69,774	$74,871	$(5,097)
Total current liabilities	52,415	41,692	10,723
Working capital	$17,359	$33,179	$(15,820)
Working capital ratio(1)	1.33	1.80
(1) Current assets divided by current liabilities.
Working capital changes related to the decrease in total current assets were primarily attributable to a $27.0 million decrease in Cash and cash equivalents (discussed below in the Sources and uses of cash section), offset by a $21.8 million increase in inventory primarily as a result of Hollister operations stockpiling ore during its ramp up throughout the nine months ended September 30, 2017. Working capital changes related to an increase in total current liabilities were primarily attributable to an increase in accounts payable of $8.3 million.
Included in working capital are Inventories, which include production-related inventories that can provide us with additional cash liquidity in excess of their September 30, 2017 carrying value of $34.1 million due to a cash margin we expect to realize at the time of sale. The following table summarizes the estimated recoverable gold and silver ounces contained in our Inventories and the underlying amount of revenue which may be generated from their sale using September 30, 2017 period-end prices, which would be further reduced for any remaining processing and refining costs (in thousands, except ounces and period-end prices):

	September 30, 2017
	Gold	Silver	Total
Estimated ounces in Inventories	30,914	135,808
Period-end prices	$1,287	$16.86
	$39,786	$2,290	$42,076
Our September 30, 2017 working capital, available sources of liquidity, and future operating cash flows will be used, in part, to fund recurring operating and production costs, deliver gold ounces under the Gold Purchase Agreement (8,000 ounces over the next 12 months), make principal and interest payments on debt, and to fund capital expenditures and exploration and development costs at our mines and projects. At current gold and silver price levels, and when using our estimates of future production and costs, we believe our cash flows from operating activities together with our working capital and Revolver, will be sufficient to fund our business for at least the next 12 months. See the Contractual obligations section for additional detail on the timing and amounts of our future cash requirements.

Sources and uses of cash

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(13,392)	$7,269	$(15,927)	$(3,878)
Net non-cash adjustments	18,626	3,768	46,805	27,959
Net change in non-cash working capital	(5,789)	(252)	(5,428)	3,769
Net cash (used) provided by operating activities	(555)	10,785	25,450	27,850
Net cash used in investing activities	(20,390)	(17,275)	(55,406)	(60,872)
Net cash (used) provided by financing activities	(142)	100,764	2,600	104,447
Effect of foreign exchange on cash balances	146	(10)	327	619
Net increase (decrease) in cash	(20,941)	94,264	(27,029)	72,044
Cash, beginning of period	41,548	36,877	47,636	59,097
Cash, end of period	$20,607	$131,141	$20,607	$131,141
Operating Cash Flows - Our cash flows from operations are largely impacted by the number of ounces sold, average realized prices, and production costs. As shown in the table below, during the three and nine months ended September 30, 2017 and 2016, operating cash flows were positively impacted by GEO's sold (in thousands, except ounces).

	Three months ended September 30,		Nine months ended September 30,
Cash revenue from operations(1)	2017	2016	2017	2016
Consolidated gold equivalent ounces sold(1)	38,012	41,986	141,214	111,291
Less: ounces delivered under Gold Purchase Agreement(2)	(2,000)	(2,000)	(6,000)	(6,000)
	36,012	39,986	135,214	105,291
Average realized gold price ($/oz)	$1,285	$1,325	$1,256	$1,277
	$46,275	$52,981	$169,829	$134,457
Cash production costs from operations(1)
Production costs	$26,108	$27,774	$94,035	$70,681
Add: Write-down of production inventories (cash portion) (see Note 3 - Inventories)	4,635	—	8,560	—
	$30,743	$27,774	$102,595	$70,681

Cash margin from operations(1)	$15,532	25,207	67,234	63,776
(1) This is a non-GAAP measure; refer to the Non-GAAP Performance Measures section of this MD&A for additional detail.
(2) Ounces delivered under the Gold Purchase Agreement do not result in cash revenue.
Investing cash flows - During the three months ended September 30, 2017, net cash used in investing activities increased by $3.1 million as a result of larger capital expenditures as compared to the same period of the prior year. During the nine months ended September 30, 2017, net cash used in investing activities decreased by $5.5 million as compared to the nine months ended September 30, 2016, as the True North acquisition resulted in a $20 million cash payment during the first half of 2016. This decrease was partially offset by higher 2017 capital expenditures. During the nine months ended September 30, 2017 and 2016, we funded capital expenditures for mineral properties, plant and equipment. The following tables summarize our capital expenditures for the three and nine months ended September 30, 2017 (in thousands):

	Three months ended September 30, 2017
Capital expenditures	Fire Creek	Midas(1)	Hollister	Aurora	True North	Corporate and other	Total
Mineral properties	$375	$—	$—	$—	$—	$—	$375
Land	25	—	—	—	—	—	25
Facilities and equipment	244	2,253	189	541	—	36	3,263
Mine development	7,050	1,919	4,119	—	4,139	—	17,227
	$7,694	$4,172	$4,308	$541	$4,139	$36	$20,890
(1) Midas includes $1.8 million for the milling facility.

	Nine months ended September 30, 2017
Capital expenditures	Fire Creek	Midas(1)	Hollister	Aurora	True North	Corporate and other	Total
Mineral properties	$456	$—	$162	$—	$—	$—	$618
Land	39	—	—	—	—	—	39
Facilities and equipment	1,571	8,768	430	1,311	1,658	383	14,121
Mine development	20,112	5,664	5,337	—	10,015	—	41,128
	$22,178	$14,432	$5,929	$1,311	$11,673	$383	$55,906
(1) Midas includes $7.4 million for the milling facility.
Financing Cash Flows - During the three and nine months ended September 30, 2017, net cash provided by financing activities decreased by $100.9 million and $101.8 million, respectively, as a result of cash proceeds received for the issuance of common shares in connection with the Hollister acquisition in the third quarter of 2016.
Foreign Currency Effect on Cash - A portion of our Cash and cash equivalents is held in bank accounts denominated in Canadian dollars. Generally speaking, when the US dollar strengthens against the Canadian dollar, we experience negative foreign currency translation adjustments on our Canadian dollar cash balances (the opposite is true when the Canadian dollar strengthens against the U.S. dollar). Changes in exchange rates resulted in increases to our cash balances of $0.1 million and $0.3 million, respectively, during the three and nine months ended September 30, 2017.

Contractual obligations
The following table provides a listing of our significant contractual obligations as of September 30, 2017 (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations
Gold Purchase Agreement(1)	$9,412	$2,686	$—	$—	$12,098
Interest on Gold Purchase Agreement(1)	1,875	286	—	—	2,161
Revolver(2)	—	12,000	—	—	12,000
Interest on Revolver(2)	552	689	—	—	1,241
	11,839	15,661	—	—	27,500
Capital lease obligations
Capital lease obligations(3)	748	970	—	—	1,718
Interest on capital lease obligations(3)	52	48	—	—	100
	800	1,018	—	—	1,818
Other long-term liabilities
Asset retirement obligations(4)	—	—	—	43,212	43,212
Total	$12,639	$16,679	$—	$43,212	$72,530
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

As of September 30, 2017, we did not have any material operating lease obligations or firm purchase obligations. In addition to the above, our mines and projects are subject to certain royalty commitments as disclosed in Note 17. Commitments and contingencies.
Debt covenants
Our debt agreements contain certain representations and warranties, restrictions, events of default, and covenants, customary for agreements of these types. Additionally, the Revolver contains financial covenants which require us to maintain a Tangible Net Worth not less than $100.0 million, a Gearing Ratio (a measure of debt to EBITDA) not greater than 4.00:1, a Cash Balance not less than $10.0 million, and a Current Ratio not less than 1.10:1 (as such terms are defined in the Revolver). The Company was in compliance with all debt covenants as of September 30, 2017.
Outstanding share capital
As of November 6, 2017, there were 179,608,280 common shares, 4,107,583 options, 10,001,242 warrants, 1,485,866 RSUs, 507,633 PSUs outstanding, and 195,710,604 common shares outstanding on a fully diluted basis.
Off-Balance Sheet Arrangements
As of September 30, 2017, there were no material off-balance sheet arrangements.
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

	Three months ended September 30,
	2017			2016
Consolidated	Nevada Total(1)	True North	Total	Nevada Total(1)	True North	Total
Average realized price per gold ounce sold	$1,285	$1,284	$1,285	$1,325	$1,336	$1,325
Average realized price per silver ounce sold	$17.16	$16.85	$17.16	$19.51	$19.51	$19.51
Silver ounces equivalent to revenue from one gold ounce	74.9	76.2	74.9	67.9	68.5	67.9
Silver ounces sold	188,480	1,424	189,904	362,500	—	362,500
GEOs from silver ounces sold	2,516	19	2,535	5,339	—	5,339
Gold ounces sold	29,886	5,591	35,477	35,647	1,000	36,647
Gold equivalent ounces	32,402	5,610	38,012	40,986	1,000	41,986
Production costs	$21,543	$4,565	$26,108	$27,162	$612	$27,774
Add: Write-down of production inventories (cash portion) (see Note 3 - Inventories)	1,005	3,630	4,635	—	—	—
	$22,548	$8,195	$30,743	$27,162	$612	$27,774
Production cash costs per GEO sold	$696	$1,461	$809	$663	$612	$662
(1) During 2017, production was from Fire Creek, Midas, and Hollister. During 2016, production was only from Fire Creek and Midas.

	Nine months ended September 30,
	2017			2016
Consolidated	Nevada Total(1)	True North	Total	Nevada Total(1)	True North	Total
Average realized price per gold ounce sold	$1,257	$1,250	$1,256	$1,276	$1,336	$1,277
Average realized price per silver ounce sold	$17.42	$17.33	$17.42	$17.69	$17.69	$17.69
Silver ounces equivalent to revenue from one gold ounce	72.2	72.1	72.1	72.1	75.5	72.2
Silver ounces sold	782,379	2,424	784,803	1,096,090	—	1,096,090
GEOs from silver ounces sold	10,836	34	10,885	15,202	—	15,181
Gold ounces sold	113,506	16,823	130,329	95,110	1,000	96,110
Gold equivalent ounces	124,342	16,857	141,214	110,312	1,000	111,291
Production costs	$75,306	$18,729	$94,035	$70,069	$612	$70,681
Add: Write-down of production inventories (cash portion) (see Note 3 - Inventories)	1,254	7,306	8,560	—	—	—
	$76,560	$26,035	$102,595	$70,069	$612	$70,681
Production cash costs per GEO sold	$616	$1,544	$727	$635	$612	$635
(1) During 2017, production was from Fire Creek, Midas, and Hollister. During 2016, production was only from Fire Creek and Midas.

The following tables present a reconciliation of Fire Creek, Midas, and Hollister to the "Nevada Total" for the three and nine months ended September 30, 2017 and a reconciliation of Fire Creek and Midas for the three and nine months ended September 30, 2016 (in thousands, except ounces sold and per ounce amounts):

	Three months ended September 30,				Three months ended September 30,
	2017				2016
Nevada Total	Fire Creek	Midas	Hollister	Nevada Total(1)	Fire Creek	Midas	Nevada Total(1)
Average realized price per gold ounce sold	$1,285	$1,286	$1,284	$1,285	$1,325	$1,325	$1,325
Average realized price per silver ounce sold	$17.18	$17.16	$17.31	$17.16	$19.34	$19.52	$19.51
Silver ounces equivalent to revenue from one gold ounce	74.8	74.9	74.2	74.9	68.5	67.9	67.9
Silver ounces sold	18,332	165,930	4,218	188,480	18,100	344,400	362,500
GEOs from silver ounces sold	245	2,215	57	2,516	264	5,072	5,339
Gold ounces sold	22,883	6,531	472	29,886	27,254	8,393	35,647
Gold equivalent ounces	23,128	8,746	529	32,402	27,518	13,465	40,986
Production costs	$11,768	$9,142	$633	$21,543	$13,716	$13,446	$27,162
Add: Write-down of production inventories (cash portion) (see Note 3 - Inventories)	—	1,005	—	1,005	—	—	—
	$11,768	$10,147	$633	$22,548	$13,716	$13,446	$27,162
Production cash costs per GEO sold	$509	$1,160	$1,197	$696	$498	$999	$663
(1) During 2017, production was from Fire Creek, Midas, and Hollister. During 2016, production was only from Fire Creek and Midas.

	Nine months ended September 30,				Nine months ended September 30,
	2017				2016
Nevada Total	Fire Creek	Midas	Hollister	Nevada Total(1)	Fire Creek	Midas	Nevada Total(1)
Average realized price per gold ounce sold	$1,257	$1,255	$1,284	$1,257	$1,276	$1,276	$1,276
Average realized price per silver ounce sold	$17.29	$17.43	$17.31	$17.42	$17.10	$17.73	$17.69
Silver ounces equivalent to revenue from one gold ounce	72.7	72.0	74.2	72.2	74.6	72.0	72.1
Silver ounces sold	58,529	719,632	4,218	782,379	73,351	1,022,739	1,096,090
GEOs from silver ounces sold	805	9,995	57	10,836	983	14,205	15,202
Gold ounces sold	86,230	26,804	472	113,506	71,688	23,422	95,110
Gold equivalent ounces	87,035	36,799	529	124,342	72,671	37,627	110,312
Production costs	$39,495	$35,178	$633	$75,306	$33,285	$36,784	$70,069
Add: Write-down of production inventories (cash portion) (see Note 3 - Inventories)	—	1,254	—	$1,254	—	—	—
	$39,495	$36,432	$633	$76,560	$33,285	$36,784	$70,069
Production cash costs per GEO sold	$454	$990	$1,197	$616	$458	$978	$635
(1) During 2017, production was from Fire Creek, Midas, and Hollister. During 2016, production was only from Fire Creek and Midas.

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
AISC per gold ounce sold and all-in costs per gold ounce sold are presented in the tables below (in thousands, except ounces sold and per ounce amounts):

	Three months ended September 30,
	2017				2016
	Nevada Total(1)	True North	Corporate	Total	Nevada Total(1)	True North	Corporate	Total
Production costs	$21,543	$4,565	$—	$26,108	$27,162	$612	$—	$27,774
Add: Write-down of production inventories (cash portion)	1,005	3,630	—	4,635	—	—	—	—
	22,548	8,195	—	30,743	27,162	612	—	27,774
General and administrative	1,115	354	4,269	5,738	568	—	4,269	4,837
Asset retirement cost assets and accretion	350	32	—	382	225	31	—	256
Sustaining capital expenditures	9,065	3,953	27	13,045	12,938	—	—	12,938
Less: silver revenue	(3,235)	(24)	—	(3,259)	(7,073)	—	—	(7,073)
All-in sustaining costs	29,843	12,510	4,296	46,649	33,820	643	4,269	38,732

Gold ounces sold	29,886	5,591	—	35,477	35,647	1,000	—	36,647

All-in sustaining costs per gold ounce sold	$999	$2,238	$—	$1,315	$949	$643	$—	$1,057

All-in sustaining costs	29,843	12,510	4,296	46,649	33,820	643	4,269	38,732
Non-sustaining capital expenditures	7,650	186	9	7,845	660	3,677	—	4,337
Exploration	3,541	126	—	3,667	3,421	—	—	3,421
Development and projects costs	2,288	—	—	2,288	—	—	—	—
All-in costs	$43,322	$12,822	$4,305	$60,449	$37,901	$4,320	$4,269	$46,490

Gold ounces sold	29,886	5,591	—	35,477	35,647	1,000	—	36,647

All-in costs per gold ounce sold	$1,450	$2,293	$—	$1,704	$1,063	$4,320	$—	$1,269
(1) The Nevada Total includes Fire Creek, Midas, Hollister, and Aurora.

	Nine months ended September 30,
	2017				2016
	Nevada Total(1)	True North	Corporate	Total	Nevada Total(1)	True North	Corporate	Total
Production costs	$75,306	$18,729	$—	$94,035	$70,069	$612	$—	$70,681
Add: Write-down of production inventories (cash portion)	$1,254	7,306	—	8,560	—	—	—	—
	76,560	26,035	—	102,595	70,069	612	—	70,681
General and administrative	2,091	782	13,080	15,953	1,244	—	10,191	11,435
Asset retirement cost assets and accretion	1,052	91	—	1,143	663	92	—	755
Capital expenditures	32,590	11,187	183	43,960	35,239	—	360	35,599
Less: silver revenue	(13,629)	(42)	—	(13,671)	(19,387)	—	—	(19,387)
All-in sustaining costs	98,664	38,053	13,263	149,980	87,828	704	10,551	99,083

Gold ounces sold	113,506	16,823	—	130,329	95,110	1,000	—	96,110

All-in sustaining costs per gold ounce sold	$869	$2,262	$—	$1,151	$923	$704	$—	$1,031

All-in sustaining costs	98,664	38,053	13,263	149,980	87,828	704	10,551	99,083
Non-sustaining capital expenditures	11,260	486	200	11,946	1,613	5,758	—	7,371
Exploration	4,967	126	—	5,093	8,263	—	—	8,263
Development and projects costs	11,674	—	—	11,674	—	5,530	—	5,530
All-in costs	$126,565	$38,665	$13,463	$178,693	$97,704	$11,992	$10,551	$120,247

Gold ounces sold	113,506	16,823	—	130,329	95,110	1,000	—	96,110

All-in costs per gold ounce sold	$1,115	$2,298	$—	$1,371	$1,027	$11,992	$—	$1,251
(1) The Nevada Total includes Fire Creek, Midas, Hollister, and Aurora.
For a listing of our total capital expenditures see the Investing cash flows part of the Financial position, liquidity, and capital resources section.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Metal price risk
During the three and nine months ended September 30, 2017, 100% of our revenues were from the sale of gold and silver. Our financial results can vary significantly as a result of fluctuations in gold and silver prices. The prices of gold and silver are volatile and are affected by many factors beyond our control, such as interest rates, inflation rates and expectations, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions, and other factors. See the Financial position, liquidity, and capital resources section of our Management's Discussion and Analysis of Financial Condition and Results of Operations for additional detail. In order to increase the certainty of expected future cash flows, from time to time we may enter into financial instruments for a portion of our forecast gold and silver sales over the next one to twelve months. See the discussion under the sub-heading "Risk management contracts" for more details.
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
With the exception of the above, there have been no material changes in our market risks during the nine months ended September 30, 2017, from what was disclosed in Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) of the Exchange Act and the rules of the Canadian Securities Administrators, as at September 30, 2017. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective based on the material weakness relating to the calculation and presentation of our deferred tax assets and liabilities arising from the transition of the Company’s financial statements from International Financial Reporting Standards to US generally accepted accounting principles described in more detail under “Changes in Internal Control over Financial Reporting” below, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Internal Control over Financial Reporting”. The Company has currently engaged additional internal and external personnel with technical accounting expertise, to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex transactions are directly involved in the review and accounting evaluation of our complex transactions. These remediation activities began in the first quarter and are ongoing. The Company believes that remediation will be completed in the fourth quarter.
Changes in Internal Control over Financial Reporting
As described in our Annual Report on Form 10-K for the year ended December 31, 2016, we did not maintain effective controls over the calculation and presentation of our deferred tax assets and liabilities arising from the transition of the Company’s financial statements from International Financial Reporting Standards to US generally accepted accounting principles. The deferred tax assets and liabilities and associated income tax expense were properly stated in our Annual Report on Form 10-K for the year ended December 31, 2016. Previously filed financial statements were not impacted. During the nine months ended September 30, 2017, the Company reviewed its staffing relating to complex accounting issues and has currently engaged additional internal and external personnel with technical accounting expertise, to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex transactions are directly involved in the review and accounting evaluation of our complex transactions. These remediation activities began in the first quarter and are ongoing.
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
Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.
Item 5. Other Information
None
Item 6. Exhibits
The information required by this Item is set forth in the Exhibit Index that follows the signature page of this Quarterly Report on Form 10-Q.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLONDEX MINES LTD.
Registrant
Date:	November 9, 2017	By:	/s/ Paul Andre Huet
Paul Andre Huet
Chief Executive Officer
(Duly Authorized Officer)

Date:	November 9, 2017	/s/ Barry Dahl
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
**The following financial information from Klondex Mines Ltd.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of (Loss) Income, Condensed Consolidated Statements of Comprehensive (Loss) Income, Condensed Consolidated Statements of Cash Flows, and Condensed Consolidated Statements of Shareholders' Equity.