Form 10-K
period 2017-12-31
KLONDEX MINES LTD
filed 2018-03-14
CIK 1311605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to
Commission file number: 001-37563
 KLONDEX MINES LTD.
(Exact name of registrant as specified in its charter)

British Columbia	98-1153397
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6110 Plumas Street, Suite A Reno, Nevada	89519
(Address of principal executive offices)	(Zip Code)
(775) 284-5757
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Shares, no par value	NYSE American LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of common shares held by non-affiliates of the registrant was approximately $587.4 million on June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter). On March 9, 2018, there were 179,614,947 common shares of the registrant, with no par value per share, outstanding.
Documents Incorporated by Reference
To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission (the "SEC") in connection with the registrant's 2018 Annual Meeting of Stockholders are hereby incorporated by reference into this report.

KLONDEX MINES LTD.
FORM 10-K
For the Year Ended December 31, 2017

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of United States securities laws and forward -looking information within the meaning of Canadian securities laws (collectively, "forward-looking statements") and are intended to be covered by the safe harbors provided by such regulations. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, identified by words or phrases such as “expects”, “is expected”, “anticipates”, “believes”, “plans”, “projects”, “estimates”, “assumes”, “intends”, “strategy”, “goals”, “objectives”, “potential”, “possible” or variations thereof or stating that certain actions, events, conditions or results “may”, “could”, “would”, “should”, “might” or “will” be taken, occur or be achieved, or the negative of any of these terms and similar expressions) are not statements of historical fact and may be forward-looking statements. Our forward-looking statements may include, without limitation, statements with respect to:

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

•	estimates of mineral reserves and mineral resources, timing of updated studies and statements regarding future exploration;

•	statements regarding the availability of, and, terms and costs related to, future borrowing and financing;

•	estimates regarding future exploration expenditures, results, and reserves (proven & probable) and resources (measured, indicated and inferred);

•	estimates regarding potential cost savings, productivity and operating performance;

•	expectations regarding the start-up time, ramp up time or ability to put a mine into production;

•	expectations regarding the design, mine life, mill availability, production and costs applicable to sales and exploration potential of our mines and projects;

•	recovery rate estimates;

•	statements regarding future transactions; and

•	statements regarding the impacts of changes in the legal and regulatory environment in which we operate.
Forward-looking statements have been based upon our current business and operating plans, as approved by our Board of Directors (the “Board”); our cash and other funding requirements and timing and sources thereof; results of pre-feasibility and technical reports; mineral resource and reserve estimates; exploration activities; any required permitting processes; and current market conditions and project development plans. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	the prices of gold, silver and other metals and commodities;

•	the cost of operations;

•	capital expenditures;

•	currency fluctuations;

•	inflation or deflation;

•	geological and metallurgical assumptions;

•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;

•	operating performance of equipment, processes and facilities; including the impact of weather on such operating performance;

•	timing of receipt of necessary governmental permits or approvals;

•	domestic and foreign laws or regulations, particularly relating to the environment, mining and processing;

•	changes in tax laws;

•	domestic and international economic and political conditions;

•	external stakeholders;

•	our ability to obtain or maintain necessary financing;

i

•	other risks and hazards associated with mining operations;

•	uncertainty of estimates of capital costs, operating costs, production and economic returns;

•	uncertainty related to inferred mineral resources;

•	labor relations and our need and/or ability to attract and retain qualified management and technical personnel; and

•	increased regulatory compliance costs relating to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act").
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
Our forward-looking statements contained in this Annual Report on Form 10-K are based on the beliefs, expectations and opinions of management as of the date of this report. We do not assume any obligation to update forward-looking statements if circumstances or management’s beliefs, expectations or opinions should change, except as required by law. For the reasons set forth above, investors should not place undue reliance on forward-looking statements in this Annual Report on Form 10-K.
Currency information
Unless stated otherwise or the context otherwise requires, all references to dollar amounts in this Annual Report on Form 10-K are references to United States dollars. References to "USD$" are to United States dollars and references to "CDN$" refer to Canadian dollars.
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

•
Practical Mining LLC has stated that the proven and probable reserves reported in the amended and restated technical report titled "Technical Report for the Fire Creek Project, Lander County, Nevada, Amended" dated March 2, 2018, effective November 30, 2017 are equal to the proven and probable reserves which would have been reported had the reports been prepared pursuant to SEC Industry Guide 7 standards and in such disclosures the procedures and definitions employed in the estimation of proven and probable reserves is also consistent with SEC Industry Guide 7 definitions;

•
Practical Mining LLC has stated that the proven and probable reserves reported in the technical report titled "Technical Report for the True North Mine, Bissett, Manitoba, Canada" dated May 12, 2017, effective March 31, 2017 and the Mineral Reserve update for True North effective as of February 14, 2017, are equal to the proven and probable reserves which would have been reported had the reports been prepared pursuant to SEC Industry Guide 7 standards, and in such disclosures, the procedures and definitions employed in the estimation of proven and probable reserves is also consistent with SEC Industry Guide 7 definitions, and

•
Practical Mining LLC has stated that the proven and probable reserves reported in the amended and restated technical report titled "Technical Report and Pre-Feasibility Study for the Hollister Underground Mine, Elko County, Nevada" dated August 9, 2017, effective as of May 31, 2017 and the Mineral Reserve update for Hollister effective as of May 31, 2017 are equal to the proven and probable reserves which would have been reported had the reports been prepared pursuant to SEC Industry Guide 7 standards and in such disclosures the procedures and definitions employed in the estimation of proven and probable reserves is also consistent with SEC Industry Guide 7 definitions.

The terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in, and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally

ii

not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves. “Inferred mineral resources” have a lower level of confidence than an "indicated mineral resource" and must not be converted to a mineral "reserve". The quantity and grade of reported "Inferred Resources" in this estimation are uncertain in nature and there has been insufficient exploration to define these "Inferred Resources" as an "Indicated or Measured" Mineral Resource and it is uncertain if further exploration will result in upgrading them to an "Indicated or Measured" Mineral Resource category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases.
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
The scientific and technical information contained in this Annual Report on Form 10-K relating to the Company's Fire Creek mine up to November 30, 2017 is derived from the technical report titled "Technical Report for the Fire Creek Project, Lander County, Nevada, Amended", as amended and re-filed on SEDAR on March 2, 2018 (with an effective date of November 30, 2017) (the "Fire Creek Technical Report"). The Fire Creek Technical Report was prepared by Mark Odell, P.E., Laura Symmes, SME, Sarah Bull, P.E. and Adam Knight, P.E. of Practical Mining LLC.
The scientific and technical information contained in this Annual Report on Form 10-K relating to the Company's Midas mine up to August 31, 2014 is derived from the technical report titled "Preliminary Feasibility Study for the Midas Mine, Elko County, Nevada", as amended and re-filed on SEDAR on April 2, 2015 (with an effective date of August 31, 2014) (the "Midas Technical Report"). The Midas Technical Report was prepared by Mark Odell, P.E., Laura Symmes, SME, and Sarah Bull, P.E. of Practical Mining LLC.
The scientific and technical information contained in this Annual Report on Form 10-K relating to the Company's True North mine up to February 14, 2017 is derived from the technical report titled "Technical Report for the True North Mine, Bissett, Manitoba, Canada dated as of and filed on SEDAR on May 12, 2017 (with an effective date of March 31, 2017) (the "True North Technical Report"). The True North Technical Report was prepared by Sarah Bull, P.E. and Mark Odell, P.E. of Practical Mining LLC and William Stone, P. Geo., Fred Brown, P. Geo., Alfred Hayden, P. Eng. and David Orava, P. Eng. of P&E Mining Consultants Inc.
The scientific and technical information contained in this Annual Report on Form 10-K relating to the Company's Hollister mine up to May 31, 2017 is derived from the technical report titled "Technical Report and Pre-Feasibility Study for the Hollister Underground Mine, Elko County, Nevada", as amended and re-filed on SEDAR on August 9, 2017 (with an effective date of May 31, 2017) (the "Hollister Technical Report"). The Hollister Technical Report was prepared by Brian Morris, CPG, John C. Rust, SME, Robert Thomason, SME of the Company, Sarah Bull, P.E. and Mark Odell, P.E. of Practical Mining LLC.
The technical reports mentioned above are subject to certain assumptions, qualifications and procedures described therein. Reference should be made to the full text of the technical reports, which have been filed with Canadian securities regulatory authorities pursuant to NI 43-101 and are available for review under the Company's profile on SEDAR at www.sedar.com and EDGAR at www.sec.gov. The technical reports are not, and shall not be deemed to be, incorporated by reference in this Annual Report on Form 10-K. Where appropriate, certain information contained in this Annual Report on Form 10-K updates information derived from such technical reports.
All scientific or technical information relating to the Fire Creek mine subsequent to November 30, 2017, all scientific or technical information relating to the Midas mine subsequent to August 31, 2014, all scientific or technical information relating to the True North mine subsequent to March 31, 2017 and all scientific or technical information relating to Hollister subsequent to May 31, 2017 have been prepared by or under the supervision of Brian Morris, our Senior Vice President, Exploration, who is a "qualified person" for purposes of NI 43-101. Brian Morris has approved the disclosure of all such scientific and technical information contained in this Annual Report on Form 10-K.

iii

PART I
Item 1. Business
About the Company
Klondex Mines Ltd. is a junior–tier gold and silver mining company focused on mining, exploration, development, and production in a safe, environmentally responsible, and cost–effective manner. As of December 31, 2017, Klondex Mines Ltd. had 100% interests in four mines: (1) the Fire Creek mine ("Fire Creek"), (2) the Midas mine and ore milling facility ("Midas"), and (3) the Hollister mine ("Hollister"), all of which are located in the state of Nevada, USA, and (4) the True North gold mine and mill in Manitoba, Canada ("True North"). The Company also has a 100% interest in the Aurora mine and ore milling facility ("Aurora"), which is also located in Nevada, USA and a 100% interest in the Ogama-Rockland gold exploration property located in Manitoba, Canada.
Klondex Mines Ltd. was incorporated on August 25, 1971 under the laws of British Columbia, Canada and its common shares are listed on the Toronto Stock Exchange ("TSX") under the symbol "KDX" and on the NYSE American LLC ("NYSE American") under the symbol "KLDX".
Klondex Mines Ltd.'s registered office is located at 1055 West Hastings Street, Suite 2200, Vancouver, British Columbia, Canada V6E 2E9 and its corporate headquarters is located at 6110 Plumas St, Suite A, Reno, NV, USA 89519.
In this report, “we”, “us”, “our”, the “Company”, "its", and “Klondex” refer to Klondex Mines Ltd. and its subsidiaries.
Business development and strategy
Prior to February 2014, our only mine was Fire Creek and since that time we have experienced growth in our annual gold and silver production, total assets, and workforce largely due to growth at Fire Creek and the acquisitions outlined below:

Acquisitions:	Midas	True North(1)	Hollister and Aurora(1)	Ogama-Rockland	Total
Date acquired:	February 11, 2014	January 22, 2016	October 3, 2016	October 19, 2017
Purchase consideration (thousands):	$63,645	$31,100	$109,568	$7,271	$211,584
(1) Refer to Note 4. Business Combinations to the Notes to Consolidated Financial Statements for additional detail.
The acquisition of Midas included a mine and a mill. Once Midas was acquired we began processing Fire Creek's ore, together with Midas' ore, at the Midas mill, which is located approximately 120 miles away from Fire Creek. Hollister began production in 2017 and the processing of its ore is also being done at the Midas mill, which is located approximately 17 miles away from Hollister. True North has a mill and processes its ore on-site. The Ogama-Rockland assets include exploration stage properties located 30 kilometers or approximately 19 miles from the True North mine and mill and have an inferred resource of 337,000 gold equivalent ounces ("GEOs"). The Company anticipates producing from this property in the future and it is expected that material from Ogama-Rockland would be processed at the True North mill.
During 2017, our producing mines were Fire Creek, Midas, Hollister and True North, and in 2018 we expect to produce from these same mines. True North will be placed on care and maintenance status, however, the Company will continue to process tailings, as contained in its reserve estimate, through the mill for the foreseeable future. Refer to the 2018 Full Year Outlook section of Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a summary of our expected 2018 production volumes, costs, capital, development, and exploration expenditures.
Gold and silver sales represent 100% of our revenues and the market prices of gold and silver significantly impact our financial position, operating results, and cash flows. Our primary strategy is to increase shareholder value by responsibly achieving our production, cost, and capital targets while attempting to extend our mine lives through development and exploration programs and reducing our costs through operational efficiencies. We also consider acquisitions or other arrangements in the normal course which strategically fit our future growth objectives. We have an experienced management team and high-quality assets located in mining-friendly jurisdictions.
Segment information
Our segments include Fire Creek, Midas, Hollister, Aurora, True North, and Corporate and other. The Fire Creek, Midas, Hollister, Aurora, and True North segments include the operations, development, and exploration activities of each respective segment. The Corporate and other segment includes general and administrative costs of the Company. Our segments generally have revenues, earnings or losses, or assets exceeding 10% of the respective consolidated totals, and each segment is individually reviewed by our Chief Executive Officer to make decisions about resources to be allocated to the segments and to assess their performance. See Note 18. Segment information to the Notes to Consolidated Financial Statements for additional information on our segments.

Principal products and market overview
Principal products and revenues
During 2017, our principal products were produced at Fire Creek, Midas, Hollister and True North and consisted of gold and silver doré bars which were sent to a third-party refiner to produce bullion that met the required market standards of 99.95% pure gold and 99.90% pure silver before being sold to financial institutions and precious metals traders. Under the terms of our refining agreements, doré bars are refined for a fee, and the separately-recovered gold and silver ounces are credited to our account or, at our instruction, delivered to our buyers' accounts.
In 2017, 2016, and 2015, revenues from gold and silver made up 93.0% and 7.0%, 87.1% and 12.9%, and 82.6% and 17.4%, respectively, of our total revenue and, as such, we currently consider gold to be our principal product. We expect gold and silver sales to be our only source of future revenues. The following charts provide details about our ounces sold and associated revenues for the last three years (revenue labels within bars in millions):
The following charts provide details about the percentage of revenue by site for the last three years:
Principal product uses and prices
Generally, gold and silver have two main categories of use: fabrication and investment. Fabricated precious metals have a variety of end uses, including jewelry, electronics, dentistry, industrial, decorative, medals, medallions, and coins. Investors buy gold and silver bullion, coins, and jewelry as investments. Gold prices and silver prices are volatile and are affected by many factors beyond our control, such as sales or purchases by central banks and financial institutions, inflation or deflation and monetary policies, fluctuation in the value of the US dollar and foreign currencies, global and regional demand, and political and economic conditions of countries throughout the world.
The following table presents the annual high, low, and average afternoon fixing prices for gold and silver over the past three years on the London Bullion Market ("LBMA") compared to our average realized sales prices (in U.S. dollars per ounce):

	Gold			Silver
Year	High	Low	Average	High	Low	Average
2015 LBMA	$1,296	$1,049	$1,160	$18.23	$13.71	$15.68
2015 Klondex Average			1,156			15.72
2016 LBMA	1,366	1,077	1,251	20.71	13.58	17.14
2016 Klondex Average			1,245			17.44
2017 LBMA	1,346	1,151	1,257	18.56	15.22	17.05
2017 Klondex Average			1,263			17.23
On March 9, 2018, the afternoon fixing prices for gold and silver on the London Bullion Market were $1,321 per ounce and $16.49 per ounce, respectively.
Major customers
We have historically sold our metal to five customers. Because our metal is refined to produce bullion that meets the required market standards, we believe the loss of any one of our customers would not adversely affect our ability to sell due to the liquidity of gold and silver markets and the availability of alternative trading counterparties. See Note 18. Segment information to the Notes to Consolidated Financial Statements for a listing of revenues by customer.
Employees and contractors
None of our employees are represented by unions. The estimated number of employees and contractors employed by us as at December 31, 2017 was as follows:

Segment	Employees	Contractors	Total
Fire Creek	97	32	129
Midas (including mill)	128	81	209
Hollister	72	57	129
Aurora	12	—	12
True North	186	139	325
Corporate and other	60	—	60
Total	555	309	864
True North will be placed on care and maintenance status, however, the Company will continue to process tailings, as such, the Company expects to see a reduction in both employees and contractors in the first quarter of 2018.
Competition
We compete with other mining companies that operate in a general proximity to our mines, some of which are larger and better capitalized, for skilled employees and contractors residing in small communities like Winnemucca, Nevada, Elko, Nevada, and Bissett, Manitoba, Canada. Our principal methods of competition are described under the sub-heading "Other Risks" in the "Risk Factors" section of this Annual Report on Form 10-K. Although we have not historically experienced such, material shortages of skilled employees could lead to production inefficiencies and/or additional costs.
From time-to-time, certain production inputs have been in short supply. Shortages of production supplies and raw materials rarely lead to operational issues, but would require us to either substitute with lower quality supplies or to ship these supplies from longer distances. These substitutions and changes could result in production inefficiencies and/or additional costs. To date, we have not experienced any material shortages in production inputs.
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

During 2017, we had one lost-time injury at True North. As of December 31, 2017, we had operated 1,903 days (~5.2 years) at Fire Creek, 1,182 days (~3.2 years) at Midas, 53 days (~0.1 years) at True North, and 454 days (~1.2 years) at Hollister and Aurora, without a lost-time injury.
Our United States operations and exploration properties are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. The Dodd-Frank Act requires us to provide a mine safety disclosure, which we have done in Exhibit 95.1 to this Annual Report on Form 10-K.
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
Available information
We maintain a website at www.klondexmines.com. Through the "Investors" section of the website, we make available, free of charge, any previously filed annual and quarterly reports on Forms 10-K and 10-Q, respectively, and all amendments to those reports, as soon as reasonably practical after such material is electronically filed or furnished with the SEC. We do not currently make available our Current Reports on Form 8-K on our website, but we will provide you with electronic or paper copies of such reports free of charge (not including any exhibits thereto) upon written request to Klondex Mines Ltd., 6110 Plumas Street, Suite A, Reno, Nevada, USA 89519, Attn: Investor Relations. Our website contains Interactive Data Files filed or furnished pursuant to Rule 405 of Regulation S-T beginning with the Quarterly Report on Form 10-Q for the three months ended March 31, 2017. In addition, our "Code of Ethics, Trading Restrictions, and Whistleblowing" policy as well as the charters of key committees of our Board are also available on our web site. Our website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report on Form 10-K.
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
Our core business is dependent on the prices of gold and silver, which are highly volatile and are affected by numerous factors beyond our control. During the year ended December 31, 2017, the low-high prices per ounce of gold and silver ranged from $1,151-$1,346 and $15.22-$18.56, respectively. Factors tending to influence such metals prices include the following:

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
As of December 31, 2017, the aggregate consolidated carrying value of our indebtedness totaled approximately $36.3 million, consisting of $34.2 million outstanding under our Revolver (as defined in Note 8. Debt to the Notes to Consolidated Financial Statements), and $2.1 million for capital lease obligations. During the year ended December 31, 2017, we recorded $4.1 million of interest expense, net to service our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors many of which are not under our control. Liquidity risk is the risk that we will not be able to meet our financial obligations as they become due, including, among others, debt repayments, interest payments and contractual commitments. We may not continue to generate cash flow from operations in the future sufficient to service the debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, much of our debt is secured by our subsidiaries or operating assets, and a default would result in the right of our lenders to enforce that security.
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
When events and circumstances indicate that the carrying amount of our long-lived assets or production-related inventories may not be recoverable or realizable, we evaluate such pursuant to our United States generally accepted accounting principles ("GAAP") accounting policies which are described in Note 2. Summary of significant accounting policies to the Notes to Consolidated Financial Statements. The economic environment, gold and silver prices, operating margins, projections of future results and costs, and our share price may be used when considering impairment indicators or net realizable value thresholds for purposes of applying our accounting policies. We may incur write-downs in the future if commodity prices experience a sustained decline, if there are significant downward adjustments to estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves or production quantities and if there are upward adjustments to estimated operating costs and capital expenditures and/or changes in Canadian dollar to U.S. dollar foreign exchange rates, all based on life-of-mine plans and projections. Asset impairments and production-related inventory write-downs have an adverse impact on our results of operations and may negatively limit our ability to obtain any additional financing and could decrease the outlook of our share price performance.
As discussed in Note 5. Inventories to the Notes to Consolidated Financial Statements, the application of our lower of average cost or net realizable value accounting policy resulted in write-downs to production inventories of $24.8 million, $2.9 million, and $1.2 million during the years ended December 31, 2017, 2016, and 2015, respectively. We did not experience any impairments of long-lived assets during the years ended December 31, 2017, 2016, and 2015.
Mine closure and reclamation costs for environmental liabilities may exceed the provisions we have made and our inability to provide reclamation bonding or maintain insurance could adversely affect our operating results and financial condition.
As of December 31, 2017, our asset retirement obligations totaled $21.1 million, the amount of which represents a discounted cash flow estimate of future expenditures required to reclaim disturbed areas. We are required by United States federal and state laws and Canadian federal and provincial laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if we are unable to do so. These laws are complex and vary from jurisdiction to jurisdiction. The laws govern the determination of the scope and cost of the closure and reclamation obligations and the amount and forms of financial assurance. The amount and nature of the financial assurances are dependent upon a number of factors, including our financial condition and reclamation cost estimates.
As of December 31, 2017, we had in place surety bonds totaling $48.5 million, which were partially collateralized by restricted cash totaling $9.6 million. As our operations expand or reclamation expenses increase, our reclamation obligations and the financial assurances that we are required to provide may increase accordingly. In addition, any perceived challenges to our liquidity may cause our surety bond holders to increase the amount of cash collateral required or refuse to provide the same level of surety bonding going forward. On December 1, 2016, the United States Environmental Protection Agency ("EPA") proposed the Comprehensive Environmental Response, Compensation, and Liability Act regulations requiring mining companies to obtain supplemental financial assurance beyond the current bonding requirements administered by federal and state agencies. In December 2017, the EPA decided not to issue final regulations because it determined that final regulations were not appropriate. We cannot predict future developments with respect to such regulations and there can be no assurance that the EPA's position will not change in the future. Increases in our reclamation obligations and financial assurances, as well as the nature of the security to be provided, could significantly increase our costs, making the maintenance and development of existing and new mines less economically feasible. To the extent that the value of the security provided to the regulatory authorities is or becomes insufficient to cover the amount of financial assurance we are required to post, we may be required to replace or supplement the existing security with more expensive forms of security, which might include cash deposits, which would reduce our cash available for operations and financing activities.
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
During the year ended December 31, 2017, our cash expenditures for plant, property, equipment and mine development totaled $65.6 million and during 2018 we expect to spend $48 - $56 million on capital expenditures and $10 - $12 million for exploration. The mining, processing, development and exploration of our properties may require substantial additional financing above and beyond what we currently expect in 2018 and later years. Current global financial conditions have been subject to significant volatility, and access to public financing, particularly for resource companies, has been negatively impacted in recent years. These factors may impact our ability to obtain equity or debt financing in the future and additional financing may not be available if needed or, if available, the terms of such financing may be unfavorable to us. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration, development or production on any or all of our properties, or even a loss of property interest.
Our operations are subject to currency fluctuations, which could adversely affect our results of operations and financial condition.
Exchange rate fluctuations may affect the costs that we incur in our operations. Gold and silver are typically sold throughout the world based principally on the U.S. dollar price, but a portion of our metal sales and operating expenses incurred at True North and our corporate headquarters are principally in Canadian dollars. As a result, we are subject to foreign exchange risks relating to the relative value of the U.S. dollar as compared to the Canadian dollar. The appreciation of the Canadian dollar against the U.S. dollar can increase the cost of our production and capital expenditures in US dollars, and our results of operations and financial condition could be materially adversely affected.
We may engage in certain gold, silver and commodity hedging activities which may reduce the realized prices we receive for our gold and silver and may involve credit risk, market liquidity risk and unrealized mark-to-market risk.
From time to time, we may use certain derivative products to hedge or manage the risks associated with changes in gold prices, silver prices or consumable prices. There is no assurance that any hedging program or transactions which we may adopt or utilize in order to reduce the risk associated with changes in gold prices, silver prices or consumable prices will be successful. Although hedging may protect us from an adverse price change, it may also prevent us from benefiting fully from a positive price change. Our hedging activities or similar transactions could impact our earnings in various ways, including recognition of certain mark-to-market gains and losses on derivative instruments. The fair value of our derivative instruments could fluctuate significantly between periods. During the year ended December 31, 2017, we recorded gains on forward metal sales of $0.4 million.
We entered into a gold purchase agreement with Franco-Nevada GLW Holdings Corp., a subsidiary of Franco-Nevada Corporation, on February 11, 2014 (the "Gold Purchase Agreement"), pursuant to which we agreed to deliver an aggregate of 38,250 ounces of gold on a monthly basis over a five-year period ending on December 31, 2018. Under the terms of the Gold Purchase Agreement, we were required to deliver an annual amount of 8,000 ounces of gold in 2018. On December 28, 2017, we delivered the final 8,000 gold ounces to fully repay the Gold Purchase Agreement. In addition, we entered into a gold offering agreement with Waterton Global Value, L.P. (“Waterton”), dated March 31, 2011, as amended and restated October 4, 2011 (the "Gold Offering Agreement"), in which we granted Waterton the right to purchase refined bullion (as defined therein) produced from Fire Creek, on a monthly basis, for a five-year period ending February 28, 2018. In the event that Waterton exercises its purchase right, the purchase price is calculated as the average afternoon settlement price per gold ounce on the LBMA for the 30 days immediately preceding the relevant pricing date. During the year ended December 31, 2017, we recorded losses on the Gold Purchase Agreement and Gold Offering Agreement of $2.3 million and $0.4 million, respectively.
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
We are dependent on the success of the Fire Creek mine, the Hollister mine, and the Midas mine and mill.
Our principal operations are the Fire Creek mine, the Midas mine and the Hollister mine, in Nevada. We are primarily dependent upon the success of these mines and continual operation of their mills as sources of future revenue and profits. The continued development or expansion of mining operations at these mines may require the commitment of substantial additional resources for operating expenses and capital expenditures, which may increase in subsequent years as needed, and for consultants, personnel and equipment associated with additional development and commercial production of such properties.
The costs associated with the reduction of underground operations and workforce at True North and our future plans for the True North mine could adversely affect our operating results and financial condition, and there can be no assurance that our future plans for True North will be successful.
On January 9, 2018, we announced the immediate reduction of underground mining operations and workforce at True North. Underground mining will be suspended once already developed areas are depleted and True North will be placed on care and maintenance. In the near term, in order to maximize cash flow and offset expected care and maintenance costs, we will continue to process tailings through the mill. Additionally, the recently acquired Ogama-Rockland property is approximately 30 kilometers or approximately 19 miles from True North, and we are in the process of assessing the potential of processing ore from both the True North mine and the Ogama-Rockland property through the True North mill to improve the economics for our properties in the region. The costs related to the reduction of underground mining operations and workforce at True North and the placement of the True North mine on care and maintenance could adversely affect our operating results and financial condition and there can be no assurance that our plans to offset expected care and maintenance costs will be successful. We also cannot provide assurance that processing ore from both the True North mine and the Ogama-Rockland property through the True North mill will be economically feasible, or even if feasible, that we will attain the projected economic benefits.
The development of Hollister may require substantial investment.
The exploration, development and anticipated commercial production of the Hatter Graben deposit at Hollister may require substantial additional financing. During 2018, we expect to spend between $5 - $7 million in capital expenditures at Hollister. Failure to obtain sufficient financing may result in the delay or indefinite postponement of further exploration, development or production at Hollister. Additional capital or other types of financing may not be available if needed or, if available, the terms of such financing may be unfavorable to us.
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
Substantial expenditures are required, but not guaranteed, to establish mineral proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which may fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. There is no certainty that we will discover or acquire any mineralized material in sufficient quantities to justify continued commercial operations at Fire Creek, Midas, Hollister or True North or to justify operations at any of our other properties.
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
From time to time, we may have to temporarily shut down one or more of our operating sites or place one or more of our operating sites on care and maintenance or permanent shutdown, if they are not commercially viable due to factors such as declines in metal prices, increased costs or adverse changes in interest rates or currency exchange rates. During temporary shutdowns or while a site is on care and maintenance, we may have to continue to expend capital to maintain the site or facility and equipment. In addition, reductions in workforce, advance notice requirements under collective labor agreements or applicable law, and severance obligations arising from such suspension or shutdown could cause us to incur significant labor costs. Furthermore, temporary or extended shutdowns may adversely affect our future access to skilled labor, as employees who are laid off may seek employment elsewhere.
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
Our mining, processing, development and mineral exploration activities are subject to various laws governing prospecting, development, production, taxes, labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people and other matters. Mining and exploration activities are also subject to various laws and regulations relating to the protection of the environment, such as the U.S. federal Clean Water Act and the Nevada Water Pollution Control Law. Although we currently believe that we are in compliance with existing environmental and mining laws and regulations and that our proposed exploration programs will also meet those standards, no assurance can be given that we will remain in compliance with applicable regulations or that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner that could limit or curtail production or development of our properties.
At present, there is no royalty payable to the United States or to the province of Manitoba on production from unpatented mining claims, although legislative attempts to impose a royalty have occurred in recent years. Amendments to current laws and regulations governing our operations and activities of exploration, development, mining and milling or more stringent implementation thereof could have a material adverse effect on our business, financial condition and results of operations and cause increases in exploration expenses, capital expenditures or production costs or reduction in levels of production or require delays or abandonment in the development of new mining properties.
In addition, we are required to expend significant resources to comply with numerous corporate governance and disclosure regulations and requirements adopted by U.S. federal and state and Canadian federal and provincial governments, as well as the TSX and NYSE American. These additional compliance costs and related diversion of the attention of management and key personnel could have a material adverse effect on our business, financial condition and results of operations.
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
There are numerous uncertainties inherent in estimating mineral reserves and mineral resources and the future cash flows that might be derived from production of mineral reserves. Accordingly, any figures for mineral reserves and future cash flows contained in this Annual Report on Form 10-K are estimates only. Although we believe that the estimated mineral reserves and mineral resources at Fire Creek, Midas, Hollister, and True North have been delineated with appropriately spaced drilling, inherent variability exists between duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. There also may be unknown geologic details that have not been identified or correctly appreciated at the current level of delineation. This results in uncertainties that cannot be reasonably eliminated from the estimation process. Some of the resulting variances may have a positive effect and others may have a negative effect on mining and processing operations. In respect of mineral reserve and mineral resource estimates, no assurance can be given that the anticipated tonnages and grades will be achieved, that the indicated level of recovery will be realized or that mineral reserves can be mined or processed profitably. The ore grade actually recovered may differ from the estimated grades of the mineral reserves.
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
Government approvals and permits are currently required in connection with all of our operations, and further approvals and permits may be required in the future. We must obtain and maintain a variety of licenses and permits, which include or cover, without limitation, air quality, water quality, water rights, dam safety, fire safety, emergency preparedness, hazardous materials, mercury control, waste rock management, solid waste disposal, storm water runoff, water pollution control, water treatment, rights of way and tailings operations. Such licenses and permits are subject to change in regulations and in various operating circumstances. The duration and success of our efforts to obtain permits are contingent upon many variables outside of our control. Obtaining governmental approvals and permits may increase costs and cause delays depending on the nature of the activity to be permitted and the applicable requirements implemented by the permitting authority. There can be no assurance that all necessary approvals and permits will be obtained or timely obtained or that they would remain in effect if we were forced into a reorganization, bankruptcy or insolvency proceeding. In addition, there can be no assurance that, if obtained, the costs of the approvals and permits will not exceed our estimates or that we will be able to maintain such approvals and permits. To the extent such approvals or permits are required and not obtained or maintained, our operations may be curtailed, or we may be prohibited from proceeding with planned exploration, development or operation of our mineral properties.
Title to some of our mineral properties may be subject to other claims. Any impairment or defect in title could have a negative impact on our results of operations and financial condition.
Although we believe we have exercised commercially reasonable due diligence with respect to determining title to the properties we own or control, including obtaining title reports with respect to Fire Creek, Midas, Hollister and True North, there is no guarantee that title to such properties will not be challenged or impugned. Our properties may be subject to prior unrecorded agreements or transfers; native land claims; prior unregistered liens; or undetected defects, each of which may affect our title to such properties or otherwise give rise to valid challenges to the title of our properties and which could impair development and/or operations. This is particularly the case in respect of those portions of our properties in which we hold our interest solely through a lease with the claim holders (as opposed to a direct interest in the property), as such interest is substantially based on contract and may have been subject to a number of assignments. As a result, we may be constrained in our ability to operate our properties or unable to enforce our rights with respect to our properties. An impairment to, or defect in, title to our properties could have a material adverse effect on our business, financial condition or results of operations.
Major network failures could have an adverse effect on our business.
Major equipment failures, natural disasters including severe weather, terrorist acts, acts of war, cyber-attacks or other breaches of network systems or security that affect computer systems within our network could disrupt our business functions, including our production activities. Our industry has become increasingly dependent on digital technologies. Our mines and mills are automated and networked, and we rely on digital technologies to conduct certain exploration, development, production, processing and other activities. Our industry faces various security threats, including cyber-security threats. Such attacks are increasing and include malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions to critical systems, unauthorized release of confidential information and corruption of data. A cyber-attack could negatively impact our operations. A corruption of our financial or operational data or an operational disruption of our production infrastructure could, among other potential impacts, result in: (i) loss of production or accidental discharge; (ii) expensive remediation efforts; (iii) distraction of management; (iv) damage to our reputation or our relationship with customers, vendors and employees; or (v) events of noncompliance, which events could lead to regulatory fines or penalties. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
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
Environmental regulation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for noncompliance, more stringent environmental assessments of proposed projects, and a heightened degree of training and responsibility for our officers, directors and employees. Existing or future environmental regulation could have a material adverse effect on our business, financial condition and results of operations. We own or have owned, manage or have been in care or control of properties that may result in a requirement to environmentally remediate such properties that could involve material costs. In addition, environmental conditions or hazards may exist on the properties in which we hold interests, such as Fire Creek, Midas, Hollister, Aurora, True North, and on our other properties that are unknown to us at present or that have been caused by previous or existing owners or operators of the properties for which we may be liable. We may also acquire properties with environmental risks, and the indemnification proceeds we receive from the entity we acquire such properties from, if any, may not be adequate to pay all the fines, penalties and costs (including costs of remediation or removal and related response costs) incurred at or related to such properties.
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
The United States federal and state governments may also enact an emission trading, carbon tax or similar program for greenhouse gas emissions, which could significantly increase our energy and regulatory compliance costs. For example, the United States federal government has considered legislation to reduce greenhouse gas emissions through a cap-and-trade system of allowances and credits, among other provisions. In addition, the EPA has developed final rules requiring certain emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions.
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
U.S. federal income tax reform could adversely affect us.
On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act, or TCJA, was signed into law, significantly reforming the U.S. Internal Revenue Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. We continue to examine the impact the TCJA may have on our business. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate, and the impact is recognized in our tax expense in the current year. The impact of the TCJA on holders of common shares is uncertain and could be adverse. This Annual Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect investors in our common shares. Investors should consult with their own legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common shares.
We identified a material weakness in our internal control over financial reporting in 2016, and while such material weakness has been remediated, we may fail to achieve and maintain the adequacy of our internal control over financial reporting in future periods.
We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes Oxley Act ("SOX"). It requires an annual assessment by management of the effectiveness of our internal control over financial reporting. Based on our management’s most recent annual assessment, our management has concluded that our internal control over financial reporting was effective, at a reasonable assurance level, for the year ended December 31, 2017. However, the preceding assessment by management had concluded that our internal control over financial reporting was not effective for the year ended December 31, 2016, based on material weakness relating to the calculation and presentation of our deferred tax assets and liabilities arising from the transition of the Company’s financial statements from International Financial Reporting Standards to US generally accepted accounting principles. We implemented certain measures to rectify the aforementioned material weaknesses, and while our remediation efforts proved successful, there can be no assurance that the measures we have put in place will be sufficient to avoid potential future material weaknesses. Any system of internal control over financial reporting, no matter how well-designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the system’s objectives will be met. No evaluation or assessment of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. We may also fail to achieve and maintain the adequacy of our internal control over financial reporting in the future, as such standards are modified, supplemented or amended from time to time, and we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of SOX. Our failure to satisfy the requirements of Section 404 of SOX on an ongoing, timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common shares. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Future acquisitions of companies may provide us with challenges in implementing the required processes, procedures and controls in our acquired operations. Acquired companies may not have disclosure control and procedures or internal control over financial reporting that are as thorough or effective as those required by securities laws currently applicable to us.
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

Broad market and industry factors may adversely affect the price of our securities, regardless of our actual operating performance. Factors that could cause fluctuation in the price of our securities may include, among other things:

•	increases in production or capital costs or lower gold and silver prices;

•	changes in financial estimates by us or by any securities analysts who might cover our securities;

•	speculation about our business in the press or the investment community;

•	conditions or trends in our industry, the market or the economy generally;

•	changes in the prices of gold or silver;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the mining industry;

•	the inability to service or restructure our debt;

•	changes in our credit rating or future prospects;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	capital commitments;

•	failure to meet the conditions necessary to remain listed for trading on the TSX, NYSE American, or other similar markets;

•	additions or departures of key personnel;

•
changes in accounting standards, policies, guidance, interpretations or principles, or the failure to comply with accounting standards applicable to us or to maintain effective internal control over financial reporting; and

•	sales of our securities, including sales by our directors, officers or significant stockholders.
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
We have not declared or paid a dividend since incorporation and we do not anticipate doing so in the foreseeable future as such action is restricted pursuant to our existing debt agreements. Any future determination as to the payment of dividends will be at the discretion of the Board and will depend on the availability of profit, operating results, our financial position, future capital requirements and general business and other factors considered relevant by the Board. No assurances in relation to the payment of dividends can be given.
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
“Proven mineral reserves” and “probable mineral reserves” - The definitions of proven and probable mineral reserves used in NI 43-101 differ from the definitions for “proven reserves” and “probable reserves” as found in SEC Industry Guide 7. However, based on statements from Practical Mining LLC we have determined that the proven and probable reserves reflected in this Annual Report on Form 10-K are equivalent to the proven and probable reserves under SEC Industry Guide 7.
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
Inferred mineral resources” - we advise U.S. investors that although this term is recognized by Canadian regulations, the SEC does not recognize it. “Inferred mineral resources” have a lower level of confidence than an "indicated mineral resource" and must not be converted to a mineral "reserve". The quantity and grade of reported "Inferred Resources" in this estimation are uncertain in nature and there has been insufficient exploration to define these "Inferred Resources" as an "Indicated or Measured" Mineral Resource and it is uncertain if further exploration will result in upgrading them to an "Indicated or Measured" Mineral Resource category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of a feasibility study or prefeasibility study, except in rare cases. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits an issuer to report in place tonnage and grade without reference to unit measures for mineralization that does not constitute “reserves” by SEC standards.
“Mineralized material” - The term “mineralized material”, although permissible under SEC Industry Guide 7, does not indicate “reserves” by SEC Industry Guide 7 standards. We cannot be certain that any part of the mineralized material will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.
See “Cautionary note to U.S. investors regarding estimates of measured, indicated and inferred resources and proven and probable reserves.”
General overview
We classify our mineral properties into three categories: Operating, Development, and Exploration. Operating properties are those in which we operate a producing mine with proven and probable reserves. Development properties, sometimes referred to as “projects”, are properties which are: 1) producing mineralized material but lack proven and probable reserves, 2) undergoing activities to determine if a positive mineral production decision can be made, or 3) incurring capital development expenditures, development and projects costs, and expenses to increase, define, or establish mineral reserves or estimates of mineralized material. Exploration properties are those not in the operation or development stage where we retain a significant or controlling interest or joint venture. Our exploration properties are located in Nevada, USA and Manitoba, Canada and over the last three years we have not completed any significant exploration or drilling work at such exploration properties, nor do we currently intend to do so in 2018.
The following table provides a summary of our properties as of and for the year ended December 31, 2017, at which we produced gold and silver, each of which comprises its own reportable segment (see Note 18. Segment information to the Notes to Consolidated Financial Statements):

	Ownership Interest			2017 Production
Name		Location	Classification	Gold Oz.	Silver Oz.	GEOs(1)
Fire Creek	100%	Nevada, USA	Operating	107,143	72,283	108,126
Midas	100%	Nevada, USA	Operating	34,343	780,316	45,062
Hollister	100%	Nevada, USA	Operating(2)	6,751	47,305	7,371
Aurora	100%	Nevada, USA	Development	922	4,854	986
True North	100%	Manitoba, Canada	Operating	27,877	3,174	27,919
				177,036	907,932	189,456
(1) This is a non-GAAP measure; refer to the Non-GAAP Performance Measures section of the MD&A (as defined herein) for additional detail.
(2) Hollister was an exploration and development stage mineral property for most of 2017, and as such, future production refers to the estimated quantities resulting from the process of extracting mineralized materials from the earth and treating that material in a mill. Hollister is expected to produce between 37,000 - 40,000 gold equivalent ounces ("GEOs") in 2018; refer to the 2018 Full Year Outlook section of the MD&A for additional detail.

The locations of our mineral properties are shown below:

Operating properties
For a detailed discussion of our operating results and production data for operating properties, see the Fire Creek, Midas, Hollister, Aurora and True North sections included in Part II - Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Fire Creek
General description
Fire Creek is a 100% owned, fully-permitted, underground gold mine. The property was originally owned by Union Pacific

Resources which initiated the first two drill holes. In 1975, Klondex acquired the property as a very early stage exploration project from Placer Development Ltd. Fire Creek is located in north-central Nevada in Lander County approximately 16 miles south of a major highway (Interstate-80) near other large gold deposits and mines which are owned and operated by major mining companies. Fire Creek’s workforce is largely drawn from Elko, Nevada and Winnemucca, Nevada, both of which are served by a transcontinental railroad and have airports. Access to Fire Creek from Interstate-80 is by State Road 306, a good-quality road. Company-maintained mine and exploration roads provide access throughout the property. Fire Creek receives electrical power provided by NV Energy, a major Nevada power company. Ore mined at Fire Creek is trucked to the Midas milling facility for processing.
Fire Creek is a high-grade, epithermal vein deposit, and the land package covers approximately 19,000 acres (~30.0 square miles), consisting of approximately nil private patented claims and 347 unpatented mining claims. Our unpatented claims occupy public lands, administered by the United States Bureau of Land Management ("BLM"). Unpatented claims are governed by the laws and regulations of the U.S. federal government and the state of Nevada. Property fees are paid annually to the county in which they are held. To maintain our unpatented claims, we must file a notice of intent to maintain the claims within the county they are located and pay the annual mineral claim maintenance fees to the BLM. Some of Fire

Creek's claims are subject to royalties, including: Fire Creek Lands LLC 3.0% net smelter return ("NSR") royalty, McCarthy 4.0% NSR royalty, and Pittington 2.5% NSR royalty, some of which have been previously prepaid or advanced and are expected to be reduced for 2018 mining activities. Additionally, the Company may incur royalty payments that have not been prepaid or advanced in 2018. There is no expiration date on the aforementioned royalties. The Company will also be subject to a 2.5% NSR royalty to Franco-Nevada Corporation from all production commencing in 2019. There is no expiration date on the aforementioned royalty.
Infrastructure, development, and exploration
Fire Creek possesses an underground mine, related mine support infrastructure, mining equipment, and administrative buildings, all of which are in well-maintained, operating condition. During the year ended December 31, 2017, capital expenditures at Fire Creek totaled $26.0 million and 2018 capital expenditures are currently expected to approximate between $23.0 - $25.0 million. At December 31, 2017, Fire Creek's mineral properties, plant and equipment, net totaled $44.8 million.
In 2017, we drilled approximately 259 surface and underground holes in support of exploration and production efforts, representing approximately 180,762 feet, with a focus on converting mineralized material to reserves, mineralized material growth, and discovering new mineralization. Drilling results obtained in 2017 will be used to assist in advancing 2018 exploration activities.
Development is planned to the northwest, which will allow for underground drill platforms for exploration and resource growth and conversion.
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

Midas
General description
The Midas mining district has historic gold production dating as early as 1907. Since modern mining began in 1998, 2.2 million ounces of gold and 26.9 million ounces of silver have been produced by three previous owners, Franco-Nevada Mining, Normandy, and most recently Newmont. We acquired the fully-permitted Midas mine and ore milling facility on February 11, 2014. Midas is located in north-central Nevada in Elko County and lies about 58 miles east of Winnemucca on Nevada State Highway 789 from Interstate Highway I-80, and one mile from the town of Midas, Nevada. Midas receives electrical power provided by NV Energy, a major Nevada power company.
Midas is a high-grade, epithermal vein deposit, and the land package covers approximately 30,000 acres (~47 square miles), which includes fee lands, federal unpatented mining claims, seven mining leases, BLM rights-of-way, general agreements, easements, and surface use agreements, with varied terms and annual payments. Within the land package, there are 1,489 federal unpatented mining claims, of which 1,456 are owned and 33 are leased. Fee lands comprise approximately 2,985 acres of the land package which is a mix of surface-mineral rights and surface rights only. Our unpatented claims occupy public lands, administered by the BLM. Unpatented claims are governed by the laws and regulations of the U.S. federal government and the state of Nevada. Property fee on fee lands are paid annually to the county in which they are held. To maintain our unpatented claims, an annual notice of intent must be filed at the respective county, in addition to paying the annual mineral claim maintenance fees to the BLM. Certain of the Midas claims are subject to a royalty. Midas is also subject to a 2.5% NSR royalty to Franco-Nevada Corporation from all production commencing in 2019. There is no expiration date on the aforementioned royalty.
Infrastructure, development, and exploration
Midas includes an underground mine, related mine support infrastructure, mining equipment, a Merrill-Crowe refining facility, a milling circuit, and administrative buildings, all of which are in well-maintained, operating condition. During the year ended December 31, 2017, capital expenditures at Midas totaled $16.3 million and 2018 capital expenditures are currently expected to approximate between $20 - $23 million, which includes expected capital related to the mill. At December 31, 2017, Midas' mineral properties, plant and equipment, net totaled $62.1 million.
In 2017, we drilled approximately 84 surface and underground holes in support of exploration and production efforts, representing approximately 39,705 feet, with a focus on converting mineralized material to reserves, mineralized material growth, and discovering new mineralization. Drilling results obtained in 2017 will be used to assist in advancing 2018 exploration activities. Exploration activities in 2018 will be focused on expanding the Trinity resource to the north toward Midas' underground development.
Processing facility
Ore from Fire Creek, Midas and Hollister are processed at the Midas mill, which has a design capacity of 1,200 tons per day. Fire Creek and Midas ore is processed using a CCD "counter current decantation" circuit. Hollister ore is processed using a CIL "carbon in leach" circuit. Run-of-mine ore is crushed to 100% passing ½” in a conventional two-stage crushing circuit which utilizes a primary jaw crusher and a secondary cone crusher with the circuit closed by a double deck vibrating screen. The crushed product reports to the grinding circuit consisting of an 800 horsepower overflow ball mill and a 250 horsepower vert-mill. The circuit is closed using a bank of four (three operating, one standby) 10-inch cyclones. A portion of the cyclone underflow is sent to a gravity concentrator to remove coarse gold. The gravity concentrate is leached using an Acacia intense cyanidation unit with the gravity tail returned to the grinding circuit for further grinding. The ground product is thickened before being leached with cyanide for 72 hours in a series of eight leach tanks. The leached slurry reports to a conventional five-stage counter current decantation circuit with the overflow solution from the first thickener, together with the pregnant solution from the Acacia reactor, reporting to the Merrill-Crowe circuit where zinc dust is used to precipitate the precious metal from solution. The underflow from the fifth thickener is treated to eliminate the remaining cyanide and pumped to the tailings storage facility. Mercury is removed from the precipitate in a retort oven before being smelted and poured into doré bars. The bars are shipped off site for further refining by a third party.
For Hollister, the ground ore reports to the pre-leach thickener in the same manner as it does when running the CCD circuit. Thickener underflow is pumped to the first in a series of four CIL tanks. Sodium cyanide is added to the first tank to enable gold leaching. Each of the four tanks are equipped with a carbon retention screen and a carbon advance pump. The first and fourth tanks also have a loaded carbon screen on the top of the tanks.
The slurry flows through the retention screens to the next successive tank and is ultimately pumped to cyanide detoxification and to the tails facility. New carbon is added to the fourth tank and is pumped counter current to the slurry flow from the fourth tank, progressively upstream, until loaded carbon is pumped over the screen on the first tank and into carbon transport bags. The carbon transport bags are then loaded on a truck and hauled to the Aurora mill where they are stripped. The sludge is collected and shipped to the Midas refinery to be poured into doré bars. The bars are shipped off site for further refining by a third party.
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

Hollister
General description
The Hollister property has been owned and operated since the 1900's by various mining companies which have mined mercury in the early 1900's and gold and silver in the late part of the century. Most recently, the mine had been operated by Great Basin Gold and Carlin Resources. Klondex acquired the property in October of 2016. Hollister is a fully-permitted past producing underground and open pit operation. It is located in north-central Nevada in Elko County. Hollister is located approximately 61.5 miles east-northeast of Winnemucca, Nevada and 17 southeast from the Midas Mine. Hollister is accessed by all-weather paved and gravel county roads. Hollister receives electrical power provided by NV Energy, a major Nevada power company. We classify Hollister as both an operating property after the effective date of the reserve on the underground mine, and an exploration property for the Hatter Graben area.
Hollister comprises 1,005 unpatented lode claims and 11 unpatented mill site claims that cover an area in excess of 18,000 acres. Our unpatented claims occupy public lands, administered by the BLM. Unpatented claims are governed by the laws and regulations of the U.S. federal government and the state of Nevada. To maintain our unpatented claims in good standing, we must file a notice of intent to maintain the claims within the county and pay the annual mineral claim filing fees to the BLM. Certain claims and areas of Hollister are subject to royalties, including: 5% and 3% NSR royalty to Franco-Nevada Corporation, 5% to Newmont, 1% to Hillcrest Mining Corporation, 1% to Finley River Company L.L.C., 2% to Hi-Tech, 2% to Finley, and 1% to Waterton after 500,000 ounces of gold production from October 3, 2016 when the Company acquired the property from Waterton et al. There is no expiration date on the aforementioned royalties.

Infrastructure, development, and exploration
Hollister includes an underground mine, former open pit mines, related mine support infrastructure, mining equipment, and administrative buildings, all of which are in well-maintained, operating condition. It is currently anticipated that ore from Hollister, which does not have a mill, will be processed at the nearby Midas mill (approximately 17 miles away) or the Aurora mill (approximately 277 miles away), or at a combination of both. During the year ended December 31, 2017, capital expenditures and development and projects costs at Hollister totaled $6.7 million and $10.6 million, respectively, and 2018 capital expenditures are currently expected to approximate between $5 - $7 million. At December 31, 2017, Hollister's mineral properties, plant and equipment, net totaled $110.6 million.
In 2017, we drilled approximately 65 surface and underground holes in support of exploration and production efforts, representing approximately 46,375 feet, with a focus on converting mineralized material to reserves, mineralized material growth, and discovering new mineralization. Drill results obtained in 2017 will be used to assist in advancing 2018 exploration activities. Exploration activities for 2018 include surface exploration drilling focused on resource growth at Hater Graben.
Geology
Hollister is located at the northwestern end of the Carlin Trend, which is approximately five miles wide by 40 miles long. It forms a portion of the eastern edge of the larger NNR, a major, north-northwest trending structural feature that extends for at least 298 miles, from south-central Nevada to the Oregon-Nevada border. The NNR is distinguishable on regional-scale magnetic maps as a prominent north-northwest-trending lineament of magnetic highs. This distinctive positive magnetic anomaly is caused by Miocene-age syn-rift which is associated with the deposition of bimodal volcanic rocks ranging from basaltic to rhyolitic in composition.
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
Veins at Hollister contain the bulk of the high-grade mineralization known within the property. The principal veins, Clementine and Gwenivere, comprise semi-continuous vein systems with internal mineralization shoots, and local en echelon steps or splays. The veins in mineralized areas typically range from 0.5 to 2.0 ft. in width, but locally can be more than 5.0 ft. in width. The veins are mostly hosted below the Tertiary-

Ordovician contact. The Gloria vein is the west extension of this deposit where we are currently in production.
True North
General description
Gold was originally discovered at the True North property in 1911. Small scale production commenced in 1932. Beginning in the late 1990s, production was intermittent under various ownership including most recently San Gold Corporation. Klondex acquired True North, which is our only material property located outside of Nevada, USA, in January 2016. True North is located adjacent to the township of Bissett, Canada on the north shore of Rice Lake in southeastern Manitoba, Canada, approximately 190 miles northeast of the city of Winnipeg, Canada. True North can be accessed from Winnipeg via all-weather provincial highways. A small emergency gravel airstrip is located 12 miles east of Bissett. The adjacent Rice Lake serves as a base for float-equipped aircraft during the ice free months.
The True North land package covers approximately 39,868 hectares, and consists of claims, patents and 2 mineral leases. The Company holds 18 patented mining claims covering 296 hectares and 294 mining claims covering 38,481 hectares. We own 100% of 273 of the mining claims, as well as 2 mineral leases which covers 1,091 hectares. To maintain our patented claims, we must pay annual mineral fees. Both mineral leases are subject to annual payments and expire on April 1, 2034. We retain a 50% interest in the remaining 27 mining claims through a joint venture agreement with Greenbelt Gold Mines Inc. The True North land package includes a small satellite deposit, Cohiba, accessed from a secondary surface portal and decline.
Infrastructure, development, and exploration

True North includes an underground mine, related mine support infrastructure, housing camps, mining equipment, a flotation and carbon in pulp ("CIP") refining facility, a milling circuit, tailings facilities, and administrative buildings, all of which are in well-maintained, operating condition. During the year ended December 31, 2017, capital expenditures at True North totaled $14.5 million, and 2018 capital expenditures are currently expected to be nil as the mine was put under care and maintenance. At December 31, 2017, True North's mineral properties, plant and equipment, net totaled $45.8 million.
In 2017, we drilled approximately 227 underground holes in support of exploration and production efforts, representing approximately 41,180 meters, with a focus on converting mineralized material to reserves, mineralized material growth, and discovering new mineralization. Drilling results obtained in 2017 will be used to assist in advancing 2018 exploration activities.
Following an extensive review of the operational performance at True North, management decided to place the mine under care and maintenance to review strategic options and to provide optionality at higher metal prices. This decision was largely based on the site's inability to achieve planned operating and cash flow targets in 2017 and to refocus Company resources on Nevada assets. The Company will continue to process tailings through the mill for the near future in order to maximize cash flow and offset expected care and maintenance costs.
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

Proven and probable reserves
Our reserve estimates are calculated in accordance with CIM Definition Standards and NI 43-101, which differ from the definitions for "proven reserves" and "probable reserves" as found in SEC Industry Guide 7. However, based on statements from Practical Mining LLC we have determined that our proven and probable reserves calculated in accordance with CIM Definition Standards and NI 43-101, and reflected in this Annual Report on Form 10-K, are equivalent to proven and probable reserves as defined under SEC Industry Guide 7. Our reserve estimates are calculated using prices of $1,200 per ounce for gold and $17.00 per ounce for silver, both of which are less than the LBMA average metal prices for the past two years of approximately $1,254 per ounce for gold and $17.09 per ounce for silver. The table below summarizes the most recent reserve estimates with the following effective dates: Fire Creek - November 30, 2017, Midas - May 31, 2016, Hollister - May 31, 2017 and True North - March 31, 2017.

		Ounces per ton			Ounces (thousands)
Mineral reserves(1)(2)(3)(5)	Ore tons (thousands)	Gold	Silver	Gold equivalent(3)	Gold	Silver	Gold equivalent(4)
Fire Creek
Proven	108	1.079	1.03	1.089	117	112	118
Probable	211	0.517	0.51	0.524	109	108	111
Proven & probable	319	0.708	0.69	0.716	226	220	229
Midas
Proven	141	0.261	9.18	0.388	37	1,295	55
Probable	307	0.335	3.84	0.388	103	1,180	119
Proven & probable	448	0.311	5.52	0.388	140	2,475	174
Hollister
Proven	51	0.553	2.90	0.580	28	148	30
Probable	149	0.552	3.20	0.582	82	476	87
Proven & probable	200	0.553	3.13	0.582	110	624	117
True North
Proven	128	0.218	—	0.218	28	—	28
Probable	306	0.251	—	0.251	77	—	77
Proven & probable	434	0.242	—	0.242	105	—	105
True North tailings
Probable	1,950	0.022	—	0.022	43	—	43
Total
Proven	428				210	1,555	231
Probable	2,923				414	1,764	437
Proven & probable	3,351				624	3,319	668
(1) Mineral reserves at Fire Creek, Midas and Hollister have been estimated using gold and silver prices of $1,200/oz. and $17.00/oz., respectively, and at True North were estimated using a gold price of CDN$1,500/oz. and a CDN$:USD$ exchange rate of 0.80:1.0 (or USD$1,200/oz.).

(2) Metallurgical recoveries for gold and silver are 94% and 92% for Midas, 93% and 88% for Fire Creek, and 92% and 60% for Hollister respectively, and at True North 94% for gold and 89% for gold tailings.

(3) Cut off grades for mineral reserves at Fire Creek and Midas are 0.288 and 0.305 opt GEO, respectively, 0.310 opt GEO at Hollister, 0.15 opt gold at True North, and 0.016 opt gold for True North tailings.

(4) Gold equivalent grades and ounces were calculated using a silver to gold ratio of 74.6:1 at Fire Creek, 72.1:1 at Midas and 108.2:1 at Hollister. This is a non-GAAP measure; refer to the Non-GAAP Performance Measures section of the MD&A for additional detail.

(5) The information in this table is also found in our technical reports. All the resource and reserve estimates were performed by Practical Mining LLC and signed off by Mark Odell as qualified person. Hollister was done in-house with the assistance of Practical Mining LLC.

Mineral resources
Pursuant to applicable Canadian securities laws, we are required to disclose the following mineral resource estimates. We advise U.S. investors that although these terms are recognized and required by Canadian regulations, these terms are not defined in SEC Industry Guide 7 and the SEC does not normally permit such terms to be used in reports and registration statements filed with the SEC. U.S. investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves. Our mineral resource estimates are calculated in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects. The table below summarizes the most recent resource with the following effective dates: Fire Creek - November 30, 2017, Midas - May 31, 2016, Hollister - May 31, 2017 and True North - March 31, 2017.

		Ounces per ton			Ounces (thousands)
Mineral resources(1)(2)(3)(4)(5)	Tons (thousands)	Gold	Silver	Gold equivalent(4)	Gold	Silver	Gold equivalent(6)
Fire Creek - Underground
Measured	154	1.215	1.12	1.230	187	172	189
Indicated	533	0.526	0.55	0.534	280	295	284
Measured & indicated	687	0.681	0.68	0.690	467	467	473
Inferred	1,142	0.457	0.43	0.463	522	491	529
Fire Creek - Open Pit
Indicated	42,877	0.025	0.06	0.025	1,093	2,350	1,105
Inferred	31,707	0.034	0.090	0.035	1,085	2,882	1,101
Midas
Measured	417	0.400	7.97	0.511	167	3,325	213
Indicated	697	0.362	4.73	0.428	252	3,295	298
Measured & indicated	1,114	0.376	5.94	0.459	419	6,620	511
Inferred	671	0.303	2.93	0.344	203	1,966	231
Hollister
Measured	114	0.537	3.05	0.565	61	349	65
Indicated	314	0.465	2.35	0.487	146	738	153
Measured & indicated	428	0.484	2.54	0.507	207	1,087	218
Inferred	176	0.420	2.71	0.445	74	777	78
True North
Measured	521	0.220	—	0.232	115	—	115
Indicated	1,276	0.214	—	0.214	273	—	273
Measured & indicated	1,797	0.216	—	0.216	388	—	388
Inferred	3,676	0.182	—	0.182	668	—	668
True North tailings
Indicated	2,138	0.024	—	0.024	51	—	51
Inferred	47	0.022	—	0.022	1	—	1
Total
Measured	1,206				530	3,846	582
Indicated	47,835				2,095	6,678	2,164
Measured & indicated	49,041				2,625	10,524	2,746
Inferred	37,419				2,553	6,116	2,608
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

(2) Mineral resources at Fire Creek, Midas and Hollister have been estimated using gold and silver prices of $1,400/oz. and $19.83/oz., respectively, and at True North were estimated using a gold price of CDN$1,750/oz. and a CDN$:USD$ exchange rate of 0.80:1.0 (or USD$1,400/oz.).

(3) Metallurgical recoveries for gold and silver are 94% and 92% for Midas, 93% and 88% for Fire Creek, and 92% and 60% for Hollister respectively, and at True North 94% for gold for underground and 89% for gold for tailings. Fire Creek open pit recoveries for gold and silver are 65% and 30%, respectively for oxide mineralization and 60% and 25%, respectively for mixed mineralization.

(4) Cut off grades for mineral resources at Fire Creek and Midas are 0.228 and 0.196 opt GEO, respectively, 0.277 opt GEO at Hollister, 0.09 opt gold at True North, and 0.015 opt gold for True North tailings. Fire Creek open pit cutoff grade for the mineral resources are 0.01 GEOs per ton.

(5) Mineral resource estimates are inclusive of proven and probable mineral reserves. The information in this table is also found in our technical reports. All the resource and reserve estimates were performed by Practical Mining LLC and signed off by Mark Odell as qualified person. Hollister was done in-house with the assistance of Practical Mining LLC.

(6) Gold equivalent grades and ounces were calculated using a silver to gold ratio of 74.6:1 at Fire Creek, 72.1:1 at Midas and 108.2:1 at Hollister. Fire Creek open pit resources gold ratio is 183.5:1. This is a non-GAAP measure; refer to the Non-GAAP Performance Measures section of the MD&A for additional detail.

Development properties
Aurora
General description
Gold was discovered in 1860 on the Aurora property and since that time various companies have mined from this location. Most recently, the mine had been operated by Great Basin Gold and Carlin Resources. Klondex acquired the property in October of 2016. The Aurora project is a fully-permitted past producing underground and open pit operation. The property does not have a 43-101 compliant resource or reserve and is considered to be exploratory in nature. Aurora is located in west central Nevada 10 miles from the California border in Mineral County, approximately 20 miles west of Hawthorne, Nevada. Access is provided by all-weather paved and gravel county roads.
Infrastructure, development, and exploration
Aurora includes an underground mine, former open pit mines, related mine support infrastructure, mining equipment, a milling circuit with permitted tails storage facility, and administrative buildings, all of which are in a well-maintained condition. The site has access to three-phase overland power which is used to operate the mill. During the year ended December 31, 2017, capital expenditures and Development and projects costs at Aurora totaled $1.6 million and $1.1 million, respectively.
Aurora consists of 93 patented mining claims, 160 acres of fee lands, and 287 unpatented lode-mining claims, totaling over 5,004 contiguous acres that encompass the entire district. Patented claims occupy private lands and our unpatented claims occupy public lands, administered by the BLM. Unpatented claims are governed by the laws and regulations of the U.S. federal government and the state of Nevada. To maintain our patented claims in good standing, we must pay the annual property fee payments to the county in which the claims are held. To maintain our unpatented claims in good standing, we must file a notice of intent to maintain the claims within the county and pay the annual mineral claim filing fees to the BLM. A portion of the patented and unpatented claims owned or leased by Klondex and the leased fee lands are subject to underlying royalties, such as a 3% royalty split among Borealis Holdings LLC and Waterton Precious Metals Fund. At December 31, 2017, Aurora's mineral properties, plant and equipment, net totaled $15.0 million.
Processing facility
The Aurora mill is operational and is currently being used to strip loaded carbon from Hollister. The Company is considering toll-milling opportunities. The Aurora mill uses a jaw crusher to crush the run-of-mine ore. The crushed product is ground using a SAG mill and two over flow ball mills with the circuit closed by a bank of cyclones. The cyclone overflow reports to a series of 8 carbon in leach ("CIL") tanks where cyanide is added and precious metal is leached from the ore and adsorbed onto the carbon. Carbon bags are first emptied into an attrition tank. From the attrition tank the carbon is pumped over a dewatering screen, reporting to a carbon storage tank. From the carbon storage tank the carbon is pumped over another dewatering screen, reporting to the acid wash vessel. The carbon is acid washed using dilute nitric acid to remove acid soluble scale from the carbon. After acid wash the carbon is pumped to the strip vessel where the precious metal is removed from the carbon. Hot caustic solution is pumped through the vessel to remove the precious metal from the carbon and into the pregnant strip solution tank. The strip solution is then pumped through a series of three electrowinning cells where the precious metal is removed from solution, reporting as sludge in the bottom of the cell. The sludge is collected into either buckets or bins and transported to the Midas refinery. Fluxes and sludge are added to the refinery furnace and poured into doré bars. The bars are transported to a third party refinery for further processing.
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
Exploration properties
We currently have exploration properties in Nevada, USA and Manitoba, Canada. In Nevada these properties include the following: Maggie Creek, Reef, and Hot Springs Point, and in Canada we have Ogama-Rockland (which we purchased in the fourth quarter of 2017). In Nevada none of these properties currently have proven or probable reserves as defined by SEC Industry Guide 7 or NI 43-101 or mineral resource estimates calculated in accordance with NI 43-101. In Canada the Ogama-Rockland property has a 2013 technical report, generated by the previous owner, of an inferred resource of 1.28 Mt grading 8.17 g/t totaling 337,000 Au ounces. At the end of 2017, these properties covered approximately 9,794 acres. Over the past three years, we have not performed any significant exploration campaigns at these properties. Currently, we have plans to perform exploration activities at the Ogama-Rockland property in Manitoba, Canada during 2018 which are subject to change based on actual future allocations of resources. We continually evaluate these properties to determine how to best advance them by improving or increasing the identified mineralized materials and/or selling them or entering into joint venture or royalty agreements.
Item 3. Legal Proceedings
From time to time we are involved in legal actions related to our business; however, management does not believe, based on currently available information, that contingencies related to any pending or threatened legal matter will have a material adverse effect on the Company’s financial position, although a contingency could be material to the Company’s results of operations or cash flows for a particular period depending on the results of operations and cash flows for such period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources, and other factors. Refer to Note 21. Commitments and contingencies to the Notes to Consolidated Financial Statements for additional detail.
Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Annual Report on Form 10-K.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed on the NYSE American and the TSX under the symbols "KLDX" and "KDX", respectively. The following table represents the reported quarterly high and low sale prices for the two most recent years:

		NYSE American (USD$)		TSX (CDN$)
		High	Low	High	Low
2017	4th quarter	$3.89	$2.16	$4.85	$2.75
	3rd quarter	3.80	2.81	4.69	3.57
	2nd quarter	4.01	2.88	5.37	3.88
	1st quarter	5.91	3.82	7.73	5.09
2016	4th quarter	5.94	3.91	7.95	5.29
	3rd quarter	6.03	3.75	7.84	4.85
	2nd quarter	3.87	2.60	4.93	3.40
	1st quarter	3.49	1.76	4.04	2.57
As of March 9, 2018, there were 179,614,947 common shares issued and outstanding.
Holders
As of March 9, 2018, we had approximately 342 holders of record of our common shares.
Dividends
We have never paid dividends or repurchased our common shares and currently have no intention to do so as our Revolver agreement contains provisions that restrict our ability to do such. See our discussion of dividends in the "Risk Factors" section of this Annual Report on Form 10-K for additional detail.

Stock performance graph
The following graph and table compares the performance of our common shares to the S&P 500 and to the GDXJ Junior Gold Miners ETF, assuming reinvestment of dividends and a $100 investment at the per share closing price on the TSX in Klondex and each of the indices on January 1, 2013. Klondex share prices use year-end CDN$:USD$ exchange rates during periods prior to our shares trading on the NYSE American. The following performance graph and table is furnished and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any filing under the Securities Act or Exchange Act.
Comparison of 5 Year Cumulative Total Return
Among Klondex Mines Ltd., the S&P500 Index, and the GDXJ Junior Miners ETF Index

	January 1,	December 31,
	2013	2013	2014	2015	2016	2017
Klondex Mines Ltd.	$100.00	$119.84	$133.33	$162.70	$369.84	$205.56
S&P 500	100.00	132.14	150.02	152.07	169.92	206.69
GDXJ Junior Gold Miners ETF	100.00	39.22	30.63	24.91	44.59	48.25
Recent Sales of Unregistered Securities
None

Item 6. Selected Financial Data
The following table summarizes selected consolidated financial data and is derived from our audited Consolidated Financial Statements and should be read in conjunction with Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II - Item 8. Financial Statements and Supplementary Data (in thousands except per share amounts):

	Years ended December 31,
Results of operations	2017	2016	2015	2014	2013
Revenue	$240,651	$198,175	$154,081	$112,622	$—
Total cost of sales	206,855	137,500	106,971	61,236	—
Net (loss) income	(23,664)	(1,700)	44,253	26,884	(25,089)
Basic net (loss) income per share	(0.13)	(0.01)	0.33	0.23	(0.38)
Diluted net (loss) income per share	(0.13)	(0.01)	0.32	0.23	(0.38)

	December 31,
Financial position	2017	2016	2015	2014	2013
Cash and cash equivalents	$23,674	$47,636	$59,097	$45,488	$12,127
Inventories	42,583	21,310	16,070	18,601	—
Mineral properties, plant and equipment, net	289,450	276,223	86,582	71,307	2,459
Total assets	391,555	379,978	202,823	165,251	15,350
Debt, current	902	8,502	6,930	7,290	6,447
Debt, non-current	35,405	21,689	18,887	41,131	—
Asset retirement obligations	21,108	25,436	12,387	12,032	1,010
Total liabilities	111,526	101,924	59,717	79,366	15,510
Total shareholders' equity	280,029	278,054	143,106	85,885	(160)
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements (as previously defined) which are subject to numerous risks and uncertainties, as more fully described in the Cautionary Statement Regarding Forward-Looking Statements section of this Annual Report on Form 10-K. This MD&A provides a discussion and analysis of the financial condition and results of operations of the Company and includes the Company's subsidiaries. This MD&A should be read in conjunction with our other reports filed with the SEC as well as our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. The following discussion has been prepared based on information available to us as of March 14, 2018. All dollar amounts included in this MD&A are expressed in thousands of United States dollars unless otherwise noted. References to CDN$ refer to Canadian dollars. References to "Notes" refer to the notes to Consolidated Financial Statements.
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
Overview
Our discussion and analysis consists of the following subsections:

•	Introduction and strategy which provides a brief discussion of our current operations and business strategies and goals;

•	Executive summary which lists significant matters related to 2017;

•	2018 full year outlook which summarizes our estimates for 2018 production volumes, costs, and capital, development, and exploration spending;

•
Critical accounting estimates which provides a discussion of accounting estimates that we believe are critical in understanding and evaluating our reported financial results because they affect reported amounts and require significant management judgment and assumptions about highly uncertain matters;

•	Results of operations which provides a discussion and analysis of our operating results for the last three years;

•	Mining operations review which provides a discussion of our mine operations and production statistics for the last three years.

•
Financial position, liquidity, and capital resources which provides a discussion of our cash flows (last three years), liquidity, available sources of liquidity, capital requirements, and debt covenants; and

•
Non-GAAP performance measures which includes a description of our three non-GAAP financial measures: production cash costs per GEO sold, all-in sustaining costs per gold ounce sold, and all-in costs per gold ounce sold, the reasons for our use of such measures, and a three year reconciliation to our nearest GAAP measures.

Introduction and strategy
We are a junior–tier gold and silver mining company focused on exploration, development, and production in a safe, environmentally responsible, and cost–effective manner. As of December 31, 2017, we had 100% interests in four producing mines: (1) Fire Creek (2) Midas mine and ore milling facility and (3) Hollister, all of which are located in the state of Nevada, USA, and (4) True North gold mine and mill located in Manitoba, Canada ("True North"). We also have a 100% interest in the Aurora mine and ore milling facility ("Aurora"), which is also located in Nevada, USA and a 100% interest in the Ogama-Rockland gold exploration property located in Manitoba, Canada. All of our mines are located in safe political jurisdictions.
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
Executive summary
Our 2017 highlights included the following, which are discussed in further detail throughout this MD&A and elsewhere in this Annual Report on Form 10-K:

•
Health, safety, and environmental - We remained committed to our most important core values by operating in an environmentally responsible manner while protecting the health and safety of our employees and contractors. As of December 31, 2017, we had operated 1,903 days (~5.2 years) at Fire Creek, 1,182 days (~3.2 years) at Midas, 53 days (~0.1 years) at True North, and 454 days (~1.2 years) at Hollister and Aurora, without a lost-time injury. During 2017, we had one lost-time injury at True North. Prior to this, True North had operated for nearly two years without a lost-time injury.

•
Consolidated performance - We mined a total of 222,233 GEOs. Mined ounces are calculated using tons hauled from underground to surface (or tons hauled from tailings) multiplied by the assays from production sampling. We produced a total of 189,456 GEO's, an increase of 17% from 161,289 GEOs produced during 2016.

•
Nevada performance - At Fire Creek, Midas, and Hollister, we mined 356,697 ore tons during the year at an average mined head grade of 0.53 GEOs per ton. Nevada operations mined 190,409 GEOs. Production cash costs per GEO sold in Nevada was $692. The Company began processing Hollister ore at the Midas mill at the end of the third quarter with process optimization ongoing.

•	Fire Creek - We mined 123,754 ore tons from Fire Creek in the year at an average mined head grade of 0.90 GEO per ton, producing 108,126 GEOs, in-line with guidance for the year.

•
Midas - The Midas mine also performed in-line with guidance for the year. For the year, we mined 156,927 ore tons at an average mined head grade of 0.33 GEO per ton. Produced ounces for the year were 45,062 GEOs.

•
Hollister - The Hollister mine development continued to increase in the fourth quarter, mining over 9,000 GEOs. For the year, Hollister mined 66,453 tons at a grade of 0.38 GEOs per ton containing 25,464 GEOs. Produced ounces for the year was 7,371 GEOs. Stockpiles at the end of 2017 contained approximately 15,000 GEOs from 44,000 tons at a GEO grade of 0.40 ounces per ton.

•
True North - At True North in Canada, we mined 228,495 ore tons from mining operations at an average mine head grade of 0.12 gold ounces per ton (3.73 grams per tonne) producing 24,636 GEOs. We also milled 80,848 tons from the True North tailings at an average grade of 0.04 gold ounces per ton (1.24 grams per tonne) producing an additional 3,285 gold ounces. This production was approximately 7,000 GEOs short of the low end of the revised guidance for the year. This shortfall was due to mining lower than forecasted grades.

•
Ounces sold and financial results - We sold 190,865 GEOs, consisting of 177,402 gold ounces and 984,176 silver ounces. Revenue was $240.7 million from average realized selling prices per gold and silver ounce of $1,261 and $17.26, respectively. Net loss was $23.7 million ($0.13 loss per share - basic and diluted).

•
Cash flows and liquidity - Our ending cash balance was $23.7 million after $26.4 million of operating cash flows, $66.4 million used in investing activities, and $15.7 million provided by financing activities. Ending working capital was $37.4 million and total liquidity was $42.4 million when including the $5.0 million of Revolver availability.

•
Spending - Capital, exploration, and development spending totaled $28.7 million at Fire Creek, $16.7 million at Midas including the Midas mill, $22.1 million at Hollister, $2.7 million at Aurora, $14.7 million at True North, and $0.6 million at corporate for total capital, exploration and development spending of $85.6 million.

•
Acquisition - On October 19, 2017, the Company completed its arrangement with Bison Gold Resources Inc. ("Bison Gold"), pursuant to which the Company acquired all of the common shares of Bison Gold. Under the terms of the Arrangement, each former Bison Gold shareholder received 0.1242 of a common share of Klondex for each Bison Gold common share held prior to the arrangement. The Company issued a total of 1,956,126 shares.

2018 full year outlook
The following statements are based on our current expectations for fiscal year 2018 results. The statements are forward-looking and actual results may differ materially.
We expect to produce between 186,000 and 202,000 GEOs during 2018 at an expected production cash cost per GEO sold of $675 to $725. Total production is not expected to be equally distributed by quarter during the year as higher levels of production are expected during the second and third quarters due to the processing of tailings. It is anticipated that production could vary 5,000 to 10,000 GEOs between the highest and lowest producing quarters. Production from the Fire Creek and Midas mines are expected to be consistent with 2017. Hollister mine production is expected to increase during the year as the benefit of processing the stock pile from 2017 is realized. In addition, Klondex has begun processing historical Hollister tailings at the Aurora mill and expects to realize incremental production from that operation during 2018. Production from the True North mine in Canada will decrease as mining operations have been suspended and most of the GEOs produced will come from the processing of tailings. Total all-in sustaining costs (AISC) are projected to be between $940 and $990 per gold ounce sold for 2018.
We expect our 2018 capital expenditures to be between $48 to $56 million, including $16 to $18 million of capital to be spent on the construction of a new tailings facility for the Midas mill. Total capital expenditures guidance consists of $36 to $42 million of sustaining and $12 to $14 million of non-sustaining capital. The majority of the capital is expected to be spent at Fire Creek as the Company continues underground expansion in the form of primary access development. Total exploration expense is planned to be $10 to $12 million and is expected to be spent on district and near mine exploration.
Below are tables summarizing key 2018 operating guidance:

	Gold Equivalent Ounces Produced(1)		Production Cash Costs per Gold Equivalent Ounce Sold(1)		Capital Expenditures (thousands)
2018 full year outlook	Low	High	Low	High	Low	High
Midas	35,000	40,000	$850	$900	4,000	5,000
Midas Mill	—	—	—	—	16,000	18,000
Fire Creek	100,000	105,000	450	500	23,000	25,000
Hollister	37,000	40,000	920	970	5,000	7,000
Aurora	4,000	5,000	550	600	200	500
Nevada Total	176,000	190,000	645	695	48,200	55,500
True North	10,000	12,000	1,130	1,180	—	—
	186,000	202,000	$675	$725	$48,200	$55,500

	Low	High
Corporate general and administrative (thousands)(2)	$18,000	$19,000
All-in sustaining costs per gold ounce sold(1)(2)	$940	$990
Exploration (thousands)	$10,000	$12,000
(1) This is a non-GAAP measure; refer to the Non-GAAP Performance Measures section of the MD&A for additional detail.
(2) Includes share based compensation of approximately $4 million, a non-cash item.
We have not reconciled forward-looking 2018 full year non-GAAP performance measures contained in this Annual Report on Form 10-K to their most directly comparable GAAP measures, as permitted by Item 10(e)(1)(i)(B) of Regulation S-K. Such reconciliations would require unreasonable efforts at this time to estimate and quantify, with a reasonable degree of certainty, various necessary GAAP components, including for example those related to future production costs, realized sales prices and the timing of such sales, timing and amounts of capital expenditures, metal recoveries, and corporate general and administrative amounts and timing, or others that may arise during the year. These components and other factors could materially impact the amount of the future directly comparable GAAP measures, which may differ significantly from their non-GAAP counterparts.
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
Impact of change in estimate: We incorporated year-end metal prices for gold and silver of $1,297 and $16.87 per ounce, respectively, into our net realizable value calculations. At Midas, Hollister, and True North, lower metal prices and/or increases in estimated costs to complete would have a corresponding increase on the amount of write-downs recorded during the year ended December 31, 2017. As of December 31, 2017, Fire Creek did not have write downs and the estimated net realizable value of production-related inventories exceeded its cost by approximately 130%.
As discussed in Note 5. Inventories to the Notes to Consolidated Financial Statements the application of our lower of average cost or net realizable value accounting policy resulted in write-downs of production inventories at Midas and True North.
Impairment of long-lived assets
Estimate required: Our long-lived assets, which consist of mineral properties, plant and equipment, are evaluated for recoverability annually and at interim periods as needed. A recoverability test is performed if triggering events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that may trigger a test for recoverability include significant adverse changes to projected revenues, increases in costs and capital expenditures, or future plans that may adversely impact our current or future operations and cash flows. In estimating future cash flows, assets are grouped at the lowest level of identifiable cash flows that are largely independent of future cash flows from other asset groups. Existing proven and probable reserves, value beyond proven and probable reserves, and mineralization other than proven and probable reserves are included in estimates of future cash flows. An impairment is determined to exist if the total projected future cash flows on an undiscounted pretax basis are less than the carrying amount of a long-lived asset or asset group. An impairment loss is measured using discounted cash flows and recorded based on the excess carrying value of the impaired long-lived asset over its estimated fair value. The assumptions, projections, and probabilities used to determine estimates of future cash flows are consistent or reasonable in relation to internal budgets, projections, and life-of-mine plans. Any change in the assumptions, projections, or probabilities used in our impairment calculations could materially impact our financial statements.
Impact of change in estimate: The most significant assumptions used in our 2017 impairment tests include estimates of future gold and silver ounces sold and long-term future average gold and silver selling prices. As of December 31, 2017, our projected future cash flows on an undiscounted basis using average long-term gold and silver prices of $1,303 and $19.31 per ounce, respectively, exceeded the carrying values of the related long-lived asset groups by approximately 832% for Fire Creek, 132% for Midas, 213% for True North, and 222% for Hollister.
We did not experience any impairments of long-lived assets during the years ended December 31, 2017, 2016, and 2015.

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
As discussed in Note 4. Business combinations to the Notes to Consolidated Financial Statements we completed two acquisitions over the last three years which were accounted for as business combinations.
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
Impact of change in estimate: As of December 31, 2017, we had recorded deferred tax assets of $1.1 million (net of a valuation allowance of $58.7 million for deferred tax assets). Our estimate of future taxable earnings is the most significant estimate that impacts deferred taxes, and if such estimate was changed, would result in a corresponding increase or decrease to the valuation allowance against deferred tax assets.
See Note 15. Income taxes to the Notes to Consolidated Financial Statements for additional information on income taxes.
Results of operations

	Years ended December 31,			Change
Revenues	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Gold revenue
Fire Creek	$140,500	$123,403	$93,739	$17,097	$29,664
Midas	44,657	39,783	33,492	4,874	6,291
Hollister	5,995	—	—	5,995	—
True North	32,512	9,329	—	23,183	9,329
	223,664	172,515	127,231	51,149	45,284

Silver revenue
Fire Creek	1,292	1,623	1,284	(331)	339
Midas	14,913	24,023	25,566	(9,110)	(1,543)
Hollister	727	—	—	727	—
True North	55	14	—	41	14
	16,987	25,660	26,850	(8,673)	(1,190)
	$240,651	$198,175	$154,081	$42,476	$44,094

Revenues increased from 2015 to 2017 due to increases in the number of gold ounces sold from higher tons mined at Fire Creek and Midas, and due to higher grades at Midas, and due to production commencing at True North at the end of 2016 and during 2017 for Hollister. These volumes were also impacted by changes in average realized prices. Consolidated ore tons milled during 2017, 2016, and 2015 were 627,774, 407,245, and 261,288, respectively. See the Mining operations review section of this MD&A for additional discussion on our operating results at each mine.
Gold revenue - The table below summarizes changes in gold revenue, ounces sold, and average realized prices (in thousands, except ounces sold and per ounce amounts):

	Years ended December 31,
	2017	2016	2015
Total gold revenue (thousands)	$223,664	$172,515	$127,231
Gold ounces sold	177,402	138,516	110,058
Average realized price (per ounce)	$1,261	$1,245	$1,156

The change in gold revenue was attributable to:	2017 vs. 2016	2016 vs. 2015
Change in ounces sold	$48,311	$32,956
Change in average realized price	2,216	9,795
Effect of average realized price change on ounces sold increase	622	2,533
	$51,149	$45,284
Gold revenues increased during 2017 and 2016 largely due to increases of 38,886 ounces and 28,458 ounces, respectively, from the preceding year due to increased ore tonnage mined and milled. During 2017 and 2016, gold revenues further benefited from an increase of $16 (or 1.3%) and $89 (or 7.7%) in the average realized price per ounce sold, respectively.
Silver revenue - The table below summarizes changes in silver revenue, ounces sold, and average realized prices (in thousands, except ounces sold and per ounce amounts):

	Years ended December 31,
	2017	2016	2015
Total silver revenue (thousands)	$16,987	$25,660	$26,850
Silver ounces sold	984,176	1,470,992	1,708,548
Average realized price (per ounce)	$17.26	$17.44	$15.72

The change in silver revenue was attributable to:	2017 vs. 2016	2016 vs. 2015
Change in ounces sold	$(8,496)	$(3,720)
Change in average realized price	(265)	2,939
Effect of average realized price change on ounces sold increase	88	(409)
	$(8,673)	$(1,190)
Silver revenues decreased during 2017 as we sold 486,816 less ounces than 2016 at an average realized price per ounce that was $0.18 (or 1.0%) lower than prior year. Silver revenues also decreased year-over-year in 2016, as we sold 237,556 less ounces than in 2015 but the decrease was partially offset by an increase of $1.72 (or 10.9%) in the average realized price per ounce sold. Silver revenues were also affected by production in higher gold and less silver concentrated areas of the mine.

	Years ended December 31,			Change
Cost of sales	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Production costs	$134,311	$106,389	$83,318	$27,922	$23,071
Depreciation and depletion	47,778	28,242	22,452	19,536	5,790
Write-down of production inventories	24,766	2,869	1,201	21,897	1,668
	$206,855	$137,500	$106,971	$69,355	$30,529
Cost of sales by mine
Fire Creek	$74,288	$57,858	$45,218	$16,430	$12,640
Midas	69,042	63,345	61,753	5,697	1,592
Hollister	15,204	—	—	15,204	—
True North	48,321	16,297	—	32,024	16,297
	$206,855	$137,500	$106,971	$69,355	$30,529
Production costs - For the reasons discussed in the above Revenues section, higher ounce sales largely contributed to increased production costs in 2017 and 2016 compared to their respective previous years with additional impacts from average mill head grades. See the Mining operations review section of this MD&A for a discussion of production costs at each mine.
Depreciation and depletion - Depreciation and depletion increased during the year ended December 31, 2017, as compared to the same periods in 2016 and 2015 primarily due to changes in volume of GEOs sold at Fire Creek, Midas, Hollister and True North.
Write-down of production inventories - Increases in production costs and depletion and depreciation led to write-downs of ending inventory balances at Midas, Hollister, and True North for the year ended December 31, 2017, at Midas and True North in 2016, and Midas in 2015. See Note 5. Inventories to the Notes to Consolidated Financial Statements for additional detail.

	Years ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
General and administrative	$19,401	$15,804	$12,375	$3,597	$3,429
The increase during the year ended December 31, 2017 as compared to the same periods in 2016 and 2015 is due to higher compensation and benefit costs from increased staff levels at the corporate office and professional fees, both of which are due to our growth.

	Years ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Exploration	$8,246	$12,765	$9,813	$(4,519)	$2,952
Exploration expenditures are generally determined by our discretionary plans to completed drilling campaigns at our various properties and targets. Exploration expenditures during the year ended December 31, 2017 were $2.8 million at Fire Creek, $4.8 million at Hollister, $0.5 million at Midas, and $0.2 million at True North. Exploration expenditures during 2016 and 2015 at Fire Creek were $8.8 million and $3.2 million, respectively, and at Midas were $4.0 million and $6.6 million, respectively.

	Years ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Development and projects costs	$11,674	$8,953	$—	$2,721	$8,953
Development and project costs during the year ended December 31, 2017 were $10.6 million at Hollister and $1.1 million at Aurora. These costs were generally for rehabilitating drifts and ramps which enable us to physically access the underground stopes and working faces, drilling, engineering, metallurgical, and other related costs to delineate or expand mineralization. Development and project costs during 2016 were $3.4 million at Hollister and $5.5 million at True North.

	Years ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Asset retirement and accretion	$(1,872)	$2,653	$871	$(4,525)	$1,782

These amounts relate to the accretion expense from existing asset retirement obligations and changes to our expected asset retirement costs at our mining and exploration properties. See Note 9. Asset retirement obligations to the Notes to Consolidated Financial Statements for additional detail.

	Years ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Business acquisition costs	$—	$2,253	$328	$(2,253)	$1,925
These amounts relate to costs and expenses associated with the acquisitions of True North (January 2016), and Hollister and Aurora (October 2016).

	Years ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
(Loss) gain on derivatives, net	$(1,182)	$(7,646)	$3,367	$6,464	$(11,013)
Amounts recorded for derivatives are attributable to changes in the fair value of derivative instruments and gains or losses on derivative settlements and transactions, both of which are generally impacted by changes in gold and silver prices. See Note 11. Derivatives to the Notes to Consolidated Financial Statements for additional detail.

	Years ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Interest expense, net	$(4,117)	$(5,339)	$(7,298)	$1,222	$1,959
Amounts recorded as interest expense have generally decreased over the past three years as our existing debt continues to amortize resulting in increases to amounts applied to principal balances. In all years, the largest component of total interest expense was for the February 2014 Gold Purchase Agreement with a subsidiary of Franco-Nevada Corporation, which represented 63.6%, 74.7%, and 66.9% of recorded interest expense during 2017, 2016, and 2015, respectively. See Note 8. Debt to the Notes to Consolidated Financial Statements for additional detail.

	Years ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Foreign currency (loss) gain, net	$(8,601)	$651	$15,059	$(9,252)	$(14,408)
Amounts recorded for foreign currency losses primarily relate to unrealized amounts on intercompany loan balances which we expect to settle in the foreseeable future which were partially offset by gains on U.S. dollar debt held in our Canadian companies.

	Years ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Loss on debt extinguishment	$(288)	$(519)	$(2,103)	$231	$1,584
We recorded losses on debt extinguishment for the 2017 repayment of the Gold Purchase Agreement, the 2016 repayment of the $12.0 million promissory note to the vendor we acquired True North from and for the 2015 repayment of the CDN$25.0 million 11.0% senior secured notes due August 11, 2017. See Note 8. Debt to the Notes to Consolidated Financial Statements for additional detail.

	Years ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Income tax benefit (expense)	$(5,596)	$(3,724)	$11,738	$(1,872)	$(15,462)
See Note 15. Income taxes to the Notes to Consolidated Financial Statements for a reconciliation of taxes.

	Years ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net (loss) income	$(23,664)	$(1,700)	$44,253	$(21,964)	$(45,953)

For the reasons discussed above and elsewhere in this MD&A, we reported the above amounts for Net (loss) income for the years ended December 31, 2017, 2016, and 2015. Net income was negatively impacted by $8.9 million for income tax expense related to the changes in United States federal tax laws.
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
Consolidated
The following table provides a summary of consolidated operating results for our producing properties which include our Nevada operations, Fire Creek, Midas, and Hollister (which began mining activities during the end of the first quarter of 2017), and our Canadian asset, True North, which was placed into production during the end of the third quarter of 2016.

	Years ended December 31,
	2017			2016			2015
Mine operations - consolidated	Nevada Total(1)	True North	Total	Nevada Total(1)	True North	Total	Nevada Total(1)
Ore tons mined	356,697	309,343	666,040	313,577	51,768	365,345	263,125
Average gold equivalent mined head grade (oz/ton)(2)	0.53	0.10	0.33	0.52	0.18	0.47	0.54
Gold equivalent mined (oz)(2)	190,409	31,824	222,233	161,587	9,111	170,862	141,534
Gold mined (oz)	172,990	31,824	204,814	138,551	9,111	147,662	117,459
Silver mined (oz)	1,273,300	—	1,273,300	1,656,449	—	1,656,449	1,771,940
Ore tons milled	329,948	297,826	627,774	311,535	95,710	407,245	261,288
Average gold equivalent mill head grade (oz/ton)(2)	0.55	0.10	0.33	0.52	0.11	0.43	0.52
Average gold mill head grade (oz/ton)	0.50	0.10	0.31	0.45	0.11	0.37	0.43
Average silver mill head grade (oz/ton)(4)	3.46	—	1.82	5.28	—	4.04	6.66
Average gold recovery rate (%)	90.1%	93.0%	90.5%	93.7%	92.7%	93.6%	93.4%
Average silver recovery rate (%)(4)	79.3%	—%	79.6%	86.7%	—%	86.7%	92.3%
Gold equivalent produced (oz)(2)	161,536	27,919	189,456	151,007	10,199	161,289	127,703
Gold produced (oz)	149,159	27,877	177,036	131,110	10,187	141,297	105,893
Silver produced (oz)	904,758	3,174	907,932	1,426,582	853	1,427,435	1,605,226
Gold equivalent sold (oz)(2)(3)	165,016	25,850	190,865	151,004	8,028	159,118	133,272
Gold sold (oz)	151,596	25,806	177,402	130,500	8,016	138,516	110,058
Silver sold (oz)	981,002	3,174	984,176	1,470,139	853	1,470,992	1,708,548
Revenues and realized prices
Gold revenue (000s)	$191,152	$32,512	$223,664	$163,186	$9,329	$172,515	$127,231
Silver revenue (000s)	16,932	55	16,987	25,646	14	25,660	26,850
Total revenues (000s)	$208,084	$32,567	$240,651	$188,832	$9,343	$198,175	$154,081
Average realized gold price ($/oz)	$1,261	$1,260	$1,261	$1,250	$1,164	$1,245	$1,156
Average realized silver price ($/oz)	$17.26	$17.33	$17.26	$17.44	$16.41	$17.44	$15.72
Non-GAAP Measures
Production cash costs per GEO sold(2)(3)	$692	$1,504	$802	$637	$1,552	$683	$633
(1)  Nevada Total for 2017 includes Fire Creek, Midas, Hollister, and Aurora. Nevada total for 2016 and 2015 includes Fire Creek and Midas. In 2015, Fire Creek and Midas were our only two producing mines.

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
Nevada operations
During 2017, the Company's Nevada operations milled 329,948 ore tons at an average milled head grade of 0.55 GEOs per ton. Nevada operations produced 161,536 GEOs, an increase of 7% from 151,007 GEOs produced during 2016. Core operations at Fire Creek and Midas performed in line with expectations. Total GEOs produced were less than the lower end of the most recent guidance range primarily due to results from Hollister, which produced 7,371 GEOs compared to the low end of the guidance range of 21,000 GEOs. The Company deferred the processing of a majority of the mined Hollister ore as it continued to optimize recoveries at the Midas mill for this ore. The majority of stockpiles at the end of 2017 were from Hollister. Modifications to the Midas mill are underway and recoveries for the Hollister ore are approximately 80% with additional improvements expected.
Canadian operations
During 2017, at True North, we milled 216,978 ore tons, from mining operations, at an average milled head grade of 0.12 gold ounces per ton, producing 24,636 GEOs. We also processed 80,848 tons from the True North Tailings at an average grade of 0.04 gold ounces per ton, producing an additional 3,285 gold ounces. Total production for the year was 27,919 GEOs, approximately 7,000 GEOs short of the low end of the revised guidance. This shortfall was due to mining lower than forecasted grades from True North. The lower mined grades are attributed to delays in waste development which postponed mining planned stopes in the 711/713 areas of the True North mine, excessive dilution from a hanging wall failure and negative model grade reconciliation.
Subsequent to the reporting period, on January 9, 2018, we announced that following an extensive review of the operational performance at True North, management decided to place the mine under care and maintenance to review strategic options and to provide optionality at higher metal prices. This decision was largely based on the site's inability to achieve planned operating and cash flow targets in 2017 and to refocus our resources on our Nevada assets. We will continue to process tailings through the mill for the near future in order to maximize cash flow and offset expected care and maintenance costs.
All-in sustaining costs
Total Company all in sustaining costs for the year ended December 31, 2017 was $1,149 per gold ounce sold. For 2018, the Company expects to have all in sustaining costs for the year of $940 to $990 per gold ounce sold. (These are non-GAAP measures; refer to the Non-GAAP Performance Measures section of the MD&A for additional detail).

Fire Creek (Nevada Operations)
Fire Creek is 100% owned, fully-permitted, and was acquired by Klondex in 1975. Production began in 2014 under the bulk sample permit. Fire Creek is located in north-central Nevada in Lander County approximately 16 miles south of a major highway (Interstate-80) near other large gold deposits and mines which are owned and operated by major mining companies. Fire Creek is a high-grade, epithermal vein deposit, and the land package covers approximately 19,000 acres (~30.0 square miles). Ore mined from Fire Creek is trucked to Midas for processing in the milling facility. The following table provides a summary of Fire Creek operating results and period-over-period changes.

	Years ended December 31,			Change
Mine Operations - Fire Creek	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Ore tons mined	123,754	119,721	87,952	4,033	31,769
Average gold equivalent mined head grade (oz/ton)(1)	0.90	0.90	1.01	0.00	(0.11)
Gold equivalent mined (oz)(1)	111,125	107,290	88,876	3,835	18,414
Gold mined (oz)	109,955	106,107	87,399	3,848	18,708
Silver mined (oz)	85,994	86,931	108,285	(937)	(21,354)
Ore tons milled	134,152	120,553	86,574	13,599	33,979
Average gold equivalent mill head grade (oz/ton)(1)	0.88	0.91	0.97	(0.03)	(0.06)
Average gold mill head grade (oz/ton)	0.87	0.90	0.95	(0.03)	(0.05)
Average silver mill head grade (oz/ton)(2)	0.66	0.77	1.16	(0.11)	(0.39)
Average gold recovery rate (%)	91.7%	93.6%	93.5%	(1.9%)	0.1%
Average silver recovery rate (%)(2)	82.1%	86.6%	92.0%	(4.5%)	(5.4%)
Gold equivalent produced (oz)(1)	108,126	102,383	78,312	5,743	24,071
Gold produced (oz)	107,143	101,286	77,055	5,857	24,231
Silver produced (oz)	72,283	80,593	92,114	(8,310)	(11,521)
Gold equivalent sold (oz)(1)	112,455	100,022	82,191	12,433	17,831
Gold sold (oz)	111,430	98,723	81,080	12,707	17,643
Silver sold (oz)	75,345	95,454	81,441	(20,109)	14,013
Revenues and realized prices
Gold revenue (000s)	$140,500	$123,403	$93,739	$17,097	$29,664
Silver revenue (000s)	1,292	1,623	1,284	(331)	339
Total revenues (000s)	$141,792	$125,026	$95,023	$16,766	$30,003
Average realized gold price ($/oz)	$1,261	$1,250	$1,156	$11	$94
Average realized silver price ($/oz)	$17.15	$17.00	$15.77	$0.15	$1.23
Non-GAAP Measures
Production cash costs per GEO sold(1)(2)	$479	$462	$455	$17	$7
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
Operations and costs - Fire Creek's performance in 2017 was in line with expectations as it produced 108,126 GEOs. For the year, 123,754 tons were mined at a grade of 0.90 GEOs per ton. Fire Creek was able to increase production year-over-year due to increased ore tonnage mined and milled with consistently high grades. Over the past three years we have focused on completing the required development and drilling to responsibly increase Fire Creek's annual production through increased tonnage as it has the lowest cost structure in our portfolio due to its high grades. We have been able to increase and sustain the mining rate through additions in underground mining equipment and employees. Due largely to the grades at Fire Creek, we have been able to maintain a $479 production cash costs per GEO structure, which was slightly above the high end of our annual expectation of $450.
Spending - 2017 spending was $26.0 million for capital and $2.8 million for exploration. Capital expenditures were slightly lower than annual expectation of $27 - 29 million. For details of capital expenditures and the classification between sustaining and non-sustaining (growth) refer to the Investing cash flows part of the Financial position, liquidity, and capital resources section of this MD&A.

Midas Mine (Nevada Operations)
Midas is 100% owned, fully-permitted, and was acquired by Klondex in February 2014. Midas is located in north-central Nevada in Elko County approximately 58 miles east of Winnemucca, Nevada, near other large gold deposits and mines which are owned and operated by major mining companies. Midas is a low-sulphidation, epithermal vein deposit, and the land package covers approximately 30,000 acres (~47.0 square miles). The following table provides a summary of Midas operating results and period-over-period changes.

	Years ended December 31,			Change
Mine Operations - Midas	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Ore tons mined	156,927	193,856	175,173	(36,929)	18,683
Average gold equivalent mined head grade (oz/ton)(1)	0.33	0.28	0.30	0.05	(0.02)
Gold equivalent mined (oz)(1)	52,116	54,612	52,664	(2,496)	1,948
Gold mined (oz)	38,247	32,444	30,060	5,803	2,384
Silver mined (oz)	1,009,639	1,569,518	1,663,655	(559,879)	(94,137)
Ore tons milled	157,363	190,982	174,714	(33,619)	16,268
Average gold equivalent mill head grade (oz/ton)(1)	0.32	0.28	0.31	0.04	(0.03)
Average gold mill head grade (oz/ton)	0.24	0.17	0.18	0.07	(0.01)
Average silver mill head grade (oz/ton)(2)	6.05	8.13	9.39	(2.08)	(1.26)
Average gold recovery rate (%)	90.8%	93.9%	93.1%	(3.1%)	0.8%
Average silver recovery rate (%)(2)	81.9%	86.7%	92.3%	(4.8%)	(5.6%)
Gold equivalent produced (oz)(1)	45,062	48,623	49,397	(3,561)	(774)
Gold produced (oz)	34,343	29,824	28,838	4,519	986
Silver produced (oz)	780,316	1,345,989	1,513,112	(565,673)	(167,123)
Gold equivalent sold (oz)(1)	47,298	50,977	51,085	(3,679)	(108)
Gold sold (oz)	35,456	31,777	28,978	3,679	2,799
Silver sold (oz)	862,093	1,374,685	1,627,107	(512,592)	(252,422)
Revenues and realized prices
Gold revenue (000s)	$44,657	$39,783	$33,492	$4,874	$6,291
Silver revenue (000s)	14,913	24,023	25,566	(9,110)	(1,543)
Total revenues (000s)	$59,570	$63,806	$59,058	$(4,236)	$4,748
Average realized gold price ($/oz)	$1,260	$1,252	$1,156	$8	$96
Average realized silver price ($/oz)	$17.30	$17.48	$15.71	$(0.18)	$1.77
Non-GAAP Measures
Production cash costs per GEO sold(1)(2)	$1,008	$981	$919	$27	$62
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
Operations and costs - The Midas mine preformed in line with guidance for the year. For the year, 156,927 tons were mined at a grade of 0.33 GEOs per ton. Gold equivalent mill head grades increased 14.3% in 2017 as compared to 2016 due to mining higher grade areas. Average mill head grades remained consistent to the mill head grades in 2015. We experience cost and recovery rate synergies from processing ore from Fire Creek and Hollister at Midas; however, during 2017, 2016 and 2015, production costs and depreciation, depletion and amortization per GEO exceeded the price of gold and were subject to write downs. Mineral properties and depletion are amortized on a reserve gold equivalent ounces. (see Note 5. Inventories to the Notes to Consolidated Financial Statements for additional detail).
Spending - 2017 spending was $16.3 million for capital for both Midas mine and the Midas mill and came in line with our annual expectation of $15 - 18 million. For details of capital expenditures and the classification between sustaining and non-sustaining (growth) refer to the Investing cash flows part of the Financial position, liquidity, and capital resources section of this MD&A.

Midas Mill (Nevada Operations)
Ore from Fire Creek, Midas and Hollister are processed at the Midas mill, which has a design capacity of 1,200 tons per day. Run-of-mine ore is crushed to 100% passing 1/2" in a conventional two-stage crushing circuit which utilizes a primary jaw crusher and a secondary cone crusher with the circuit closed by a double deck vibrating screen. During 2017 the Company began to process Hollister ore at the Midas mill. The company converted four of the mill's leach tanks to carbon in leach ("CIL") to allow Hollister ore to be processed. The commissioning of the new CIL circuit is in process while the Company tests ore blends from the Nevada mines to yield the most favorable results. The Company is in a favorable position to now have three mines in Northern Nevada feeding one central mill, providing significant operating flexibility to optimize profitability.
The Company also added a tails thickener to the Midas mill. The addition of the thickener will extend the life of the tailings facilities and reduce future capital expenditures for tailing facilities following the completion of the 2018 expansion. The Company anticipates $16 to $18 million of capital to be spent in 2018 on the expansion of the tailings facility at the Midas mill.
Hollister (Nevada Operations)
The Hollister mine is a fully-permitted past producing underground and open pit operation, located in north-central Nevada in Elko County. Hollister does not have milling or processing facilities but is located approximately 17 miles away from the Midas mill, which currently has capacity to process additional tons. Hollister is an important asset to us since we believe there are significant synergies and cost savings with our Nevada operations through low transportation costs, reduced per ton milling costs, and shared general and administrative costs. Further, certain of our executives and management previously operated the historical underground operations and exploration programs at Hollister and believe that exploration targets with significant potential exist within the property boundary. We believe Hollister provides us with an opportunity to strategically and responsibly grow our business in Nevada, a mining friendly jurisdiction, while leveraging our technical expertise in narrow-vein underground mining and past experience with the project.

Mine Operations - Hollister	Year ended December 31, 2017
Ore tons mined	66,453
Average gold equivalent mined head grade (oz/ton)(1)	0.38
Gold equivalent mined (oz)(1)	25,464
Gold mined (oz)	23,335
Silver mined (oz)	162,469
Ore tons milled	28,870
Average gold equivalent mill head grade (oz/ton)(1)	0.37
Average gold mill head grade (oz/ton)	0.33
Average silver mill head grade (oz/ton)(2)	2.95
Average gold recovery rate (%)	71.0%
Average silver recovery rate (%)(2)	55.5%
Gold equivalent produced (oz)(1)	7,371
Gold produced (oz)	6,751
Silver produced (oz)	47,305
Gold equivalent sold (oz)(1)	5,281
Gold sold (oz)	4,710
Silver sold (oz)	43,564
Revenues and realized prices
Gold revenue (000s)	$5,995
Silver revenue (000s)	727
Total revenues (000s)	$6,722
Average realized gold price ($/oz)	$1,273
Average realized silver price ($/oz)	$16.69
Non-GAAP Measures
Production cash costs per GEO sold(1)(2)	$2,386
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
Operations and costs - The Hollister mine had its best quarter of mining in the fourth quarter, mining over 9,000 GEOs, as the majority of the underground rehab was completed in the third quarter and development was advanced providing additional access to the Gloria vein. For the quarter, Hollister mined 20,440 tons at a grade of 0.44 GEOs per ton. For the year, Hollister mined 66,453 tons at a grade of 0.38 GEOs per ton. In 2017, recovered GEOs were 7,371. Sold GEOs for the year totaled 5,281 GEOs. Stockpiles at the end of 2017 contained approximately 15,000 GEOs from 44,000 tons at a GEO grade of 0.40 ounces per ton.
Metallurgical test work is being performed to identify processing improvements to increase the gold and silver recoveries of the Hollister ore processed through the Midas mill. The recent mill modification, eliminating all cyanide in the grinding circuit, planned for the fourth quarter was not finished until the first week of January 2018. As a result, the decision was made to stockpile the Hollister ore during the fourth quarter in order to limit the risk of lower mill recoveries and less revenue. In 2018, the Company has already milled approximately 15,000 tons of Hollister ore at estimated gold and silver grades of 0.48 and 3.20 ounces per ton, respectively. Gold and silver recoveries for that material are estimated at approximately 80% and 60%, respectively. Ongoing metallurgical test work supports that gold recoveries of 85-90% can be achieved with additional modifications to the Midas mill circuit, including increasing leach time and finer grinding. Design and engineering of these modifications are being evaluated but are expected to be achievable with minimal capital investments.
Spending - During the year ended December 31, 2017 total capital spending was $6.7 million and development and project costs totaled $10.6 million. For details of capital expenditures refer to the Investing cash flows part of the Financial position, liquidity, and capital resources section of this MD&A.
Community - On August 17, 2017, the Company completed the donation of the Rock Creek lands, (more than 3,200 acres of lands), to the Battle Mountain Band of Western Shoshone Indians of Nevada.

Aurora updates
Aurora project overview
The Aurora project is a fully-permitted past producing underground and open pit operation, located in west-central Nevada in Mineral County. Aurora has a 350 ton per day milling and processing facility, which provides us an opportunity to reprocess tailings from an existing tailing facility on the property and to consider toll milling services. Further, certain of our executives and management previously operated Aurora and believe that exploration targets with significant potential exist within the property boundary. We believe Aurora provides us with an opportunity to strategically and responsibly grow our business in Nevada.

Mine Operations - Aurora	Year ended December 31, 2017
Ore tons mined(1)	9,563
Average gold equivalent mined head grade (oz/ton)(2)	0.17
Gold equivalent mined (oz)(2)	1,652
Gold mined (oz)	1,453
Silver mined (oz)	15,198
Ore tons milled	9,563
Average gold equivalent mill head grade (oz/ton)(2)	0.17
Average gold mill head grade (oz/ton)	0.15
Average silver mill head grade (oz/ton)(3)	1.59
Average gold recovery rate (%)	63.5%
Average silver recovery rate (%)(3)	31.9%
Gold equivalent produced (oz)(2)	986
Gold produced (oz)	922
Silver produced (oz)	4,854
(1) Represents tons of tailings.
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
During the fourth quarter of 2016 and throughout 2017, we performed rehab work on the carbon stripping circuit, carbon regeneration circuit and mill. During the second quarter of 2017, we identified an opportunity to process mineralized material contained within the existing tailings facilities at the project. Processing of this material began in the fourth quarter of 2017 and we recovered 986 GEOs on carbon which will be stripped beginning in 2018.
True North (Manitoba, Canada)
True North, located in Manitoba, Canada, is 100% owned, fully-permitted, and was acquired on January 22, 2016. True North is a past producing underground gold mining operation consisting of three underground deposits with a modern, fully-permitted mill. Under previous ownership, mining took place at True North continuously from 2007 until May 2015, when the operation was placed on care and maintenance. True North was placed into production towards the end of the third quarter of 2016 following the release of an updated mineral reserve and resource estimate.

	Years ended December 31,				Change
Mine Operations - True North	2017			2016	2017 vs. 2016
	Mine	Tailings	Total	Total	Total
Ore tons mined	228,495	80,848	309,343	51,768	257,575
Average gold equivalent mined head grade (oz/ton)(1)	0.12	0.04	0.10	0.18	(0.08)
Gold equivalent mined (oz)(1)	28,208	3,616	31,824	9,111	22,713
Gold mined (oz)	28,208	3,616	31,824	9,111	22,713
Silver mined (oz)	—	—	—	—	—
Ore tons milled	216,978	80,848	297,826	95,710	202,116
Average gold equivalent mill head grade (oz/ton)(1)	0.12	0.04	0.10	0.11	(0.01)
Average gold mill head grade (oz/ton)	0.12	0.04	0.10	0.11	(0.01)
Average silver mill head grade (oz/ton)(2)(3)	—	—	—	—	—
Average gold recovery rate (%)	93.0%	91.0%	93.0%	92.7%	0.3%
Average silver recovery rate (%)(2)(3)	—%	—%	—%	—%	—%
Gold equivalent produced (oz)(1)	24,636	3,285	27,919	10,199	17,720
Gold produced (oz)	24,592	3,285	27,877	10,187	17,690
Silver produced (oz)	3,174	—	3,174	853	2,321
Gold equivalent sold (oz)(1)	22,606	3,244	25,850	8,028	17,822
Gold sold (oz)	22,562	3,244	25,806	8,016	17,790
Silver sold (oz)	3,174	—	3,174	853	2,321
Revenues and realized prices
Gold revenue (000s)	n/a	n/a	$32,512	$9,329	$23,183
Silver revenue (000s)	n/a	n/a	55	14	41
Total revenues (000s)	$—	$—	$32,567	$9,343	$23,224
Average realized gold price ($/oz)	n/a	n/a	$1,260	$1,164	$96
Average realized silver price ($/oz)	n/a	n/a	$17.33	$16.41	$0.92
Non-GAAP Measures
Production cash costs per GEO sold(1)(2)	n/a	n/a	$1,504	$1,552	$(48)
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
Operations and costs - At True North, we milled 216,978 ore tons, from mining operations, at an average milled head grade of 0.12 gold ounces per ton, producing 24,636 GEOs. We also processed 80,848 tons from the True North tailings at an average grade of 0.04 gold ounces per ton, producing an additional 3,285 gold ounces.
After the Company performed an extensive review of the operational performance at True North and the 2018 objectives of the Company as a whole, management decided to place the mine under care and maintenance to review strategic options and to provide optionality at higher metal prices. This decision was largely based on the site's inability to achieve planned operating and cash flow targets in 2017 and to refocus the Company's resources on Nevada assets. The Company will continue to process tailings through the mill for the near future in order to maximize cash flow and offset expected care and maintenance costs.
The Company recognized write-downs to production inventories of $13.9 million for the year ended December 31, 2017 (see Note 5. Inventories to the Notes to Consolidated Financial Statements for additional detail).
Spending - For the year ended December 31, 2017, spending was $14.5 million for capital and $0.2 million for exploration. For details of capital expenditures refer to the Investing cash flows part of the Financial position, liquidity, and capital resources section of this MD&A.

Financial position, liquidity, and capital resources
General strategy
To maintain sufficient liquid assets and access to capital resources, we regularly perform short and long-term cash flow forecasts using current assumptions of future gold and silver prices, foreign exchange rates, production volumes, and operating, exploration, development and capital costs. Our liquidity and capital resources management strategy entails a disciplined approach by monitoring the timing and amount of any investment in our mines, projects, or exploration properties, while continually remaining in a position which we believe will allow us to respond to changes in our business environment, such as a decrease in metal prices, or other factors beyond our control.
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
Risk management contracts
In order to increase the certainty of expected future cash flows, from time to time we may enter into financial instruments for a portion of our forecast gold and silver sales over the next one to twelve months. During the year ended December 31, 2017, we entered into forward trades which covered 171,036 and 1,084,896 gold and silver ounces at average prices of $1,261 and $17.24, respectively. Additionally, we entered into various short-term zero cost gold collars during the year. The collars ranged in floor and ceiling prices and in quantity of ounces. As of December 31, 2017, all gold forward trades and collars had either expired, were sold, or were executed and we did not have any outstanding (see Note 11. Derivatives to the Notes to Consolidated Financial Statements for additional detail). Other than the aforementioned, we have not entered into any other significant contracts to hedge or manage market risks arising from changes in metal prices, diesel and propane costs, and currency and interest rates. We will continually and actively monitor applicable markets and quotes and may consider entering into additional hedging agreements and contracts if determined to be advantageous by management and the Board, and if such transactions are permissible under our existing debt agreements.
Liquidity and capital resources
As discussed below in the Sources and uses of cash section, at December 31, 2017, our Cash and cash equivalents balance totaled $23.7 million, decreasing $24.0 million from the December 31, 2016 balance of $47.6 million largely due to investing cash outflows of $66.4 million primarily related to capital expenditures, which were partially offset by cash provided by operating activities of $26.4 million and cash provided by financing activities of $15.7 million.
Due to the nature of our operations and the composition of our balance sheet assets, as of December 31, 2017, our current assets, which included Cash and cash equivalents of $23.7 million and Inventories of $42.6 million, represented substantially all of our liquid assets on hand. We have access to additional liquidity under our $40.0 million Revolver, of which $5.0 million was available as of December 31, 2017. As of December 31, 2017, we had working capital of $37.4 million. The following chart provides a summary of our working capital, Revolver availability, and estimated liquidity for the last three years (in thousands):

Our working capital increased by $4.2 million (approximately 12.57%) from December 31, 2016 to December 31, 2017, and our working capital ratio increased to 2.02. The following table summarizes working capital (in thousands, except working capital ratio):

	December 31, 2017	December 31, 2016	Change
Total current assets	$73,854	$74,871	$(1,017)
Total current liabilities	36,503	41,692	(5,189)
Working capital	$37,351	$33,179	$4,172
Working capital ratio(1)	2.02	1.80
(1) Current assets divided by current liabilities.
Working capital changes related to the decrease in total current assets were primarily attributable to a $24.0 million decrease in cash and cash equivalents (discussed below in the Sources and uses of cash section), offset by a $21.3 million increase in inventory primarily as a result of Hollister operations stockpiling ore during its ramp up throughout the year ended December 31, 2017. Working capital changes related to the decrease in total current liabilities were primarily attributable to a decrease in current debt as a result of the repayment of the Gold Purchase Agreement during the fourth quarter of 2017.
Included in working capital are Inventories, which include production-related inventories that can provide us with additional cash liquidity in excess of their December 31, 2017 carrying value of $33.3 million due to a cash margin we expect to realize at the time of sale. The following table summarizes the estimated recoverable gold and silver ounces contained in our Inventories and the underlying amount of revenue which may be generated from their sale using December 31, 2017 period-end prices, which would be further reduced for any remaining processing and refining costs (in thousands, except ounces and period-end prices):

	December 31, 2017
	Gold	Silver	Total
Estimated ounces in Inventories	25,767	149,476
Period-end prices	$1,297	$16.87
	$33,420	$2,521	$35,941
Our December 31, 2017 working capital, available sources of liquidity, and future operating cash flows will be used, in part, to fund recurring operating and production costs, make principal and interest payments on debt, and to fund capital expenditures and exploration and development costs at our mines and projects. At current gold and silver price levels, and when using our estimates of future production and costs, we believe our cash flows from operating activities together with our working capital and Revolver, will be sufficient to fund our business for at least the next 12 months. See the Contractual obligations section for additional detail on the timing and amounts of our future cash requirements.
Sources and uses of cash

	Years ended December 31,
	2017	2016	2015
Net (loss) income	$(23,664)	$(1,700)	$44,253
Net non-cash adjustments	64,004	36,003	(10,312)
Net change in non-cash working capital	(13,905)	10,967	7,306
Net cash provided by operating activities	26,435	45,270	41,247
Net cash used in investing activities	(66,431)	(159,693)	(29,878)
Net cash provided by financing activities	15,744	104,608	5,272
Effect of foreign exchange on cash balances	290	(1,646)	(3,032)
Net increase (decrease) in cash	(23,962)	(11,461)	13,609
Cash, beginning of period	47,636	59,097	45,488
Cash, end of period	$23,674	$47,636	$59,097
Operating Cash Flows - Our cash flows from operations are largely impacted by the number of ounces sold, average realized prices, and production costs. As shown in the table below, during 2017, 2016, and 2015 operating cash flows were positively impacted by GEO's sold (in thousands, except ounces).

	Years ended December 31,
Cash revenue from operations(1)	2017	2016	2015
Consolidated gold equivalent ounces sold(1)	190,865	159,118	133,272
Less: ounces delivered under Gold Purchase Agreement(2)	(8,000)	(8,000)	(7,500)
	182,865	151,118	125,772
Average realized gold price ($/oz)	$1,261	$1,245	$1,156
	$230,593	$188,142	$145,392
Cash production costs from operations(1)
Production costs	$134,311	$106,389	$83,318
Add: Write-down of production inventories (cash portion) (see Note 5 - Inventories)	18,708	2,323	1,016
	$153,019	$108,712	$84,334

Cash margin from operations(1)	$77,574	$79,430	$61,058
(1) This is a non-GAAP measure; refer to the Non-GAAP Performance Measures section of this MD&A for additional detail.
(2) Ounces delivered under the Gold Purchase Agreement do not result in cash receipts.
Investing cash flows - The largest cash use in investing activities occurred during the year ended December 31, 2016, in which cash outflows for the Hollister Acquisition and True North Acquisition (as defined herein) totaled $100.0 million. During the years ended December 31, 2017, 2016, and 2015, we funded capital expenditures for mineral properties, plant and equipment in the amounts of $65.6 million, $61.7 million, and $36.6 million, respectively. The following tables summarize our capital expenditures for 2017 (in thousands):

	Year ended December 31, 2017
Capital expenditures	Fire Creek	Midas(1)	Hollister	Aurora	True North	Corporate and other	Total
Mineral properties	$509	$20	$162	$—	$—	$—	$691
Land	59	—	—	—	—	—	59
Facilities and equipment	1,786	10,217	478	1,554	2,033	648	16,716
Mine development	23,637	6,015	6,076	—	12,439	—	48,167
	$25,991	$16,252	$6,716	$1,554	$14,472	$648	$65,633
(1) Midas includes $8.4 million for the milling facility.
Financing Cash Flows - Proceeds from the issuance of share capital, which generally included bought deal financings and option and warrant exercises, benefited our cash balances by $3.3 million, $105.9 million, and $24.5 million during the years ended December 31, 2017, 2016, and 2015, respectively. Other financing cash flows are attributable to borrowings and repayments of debt agreements, which includes the early payment of the Gold Purchase Agreement during the year ended December 31, 2017 (see Note 8. Debt to the Notes to Consolidated Financial Statements for additional detail).
Foreign Currency Effect on Cash - A portion of our Cash and cash equivalents is held in bank accounts denominated in Canadian dollars. Generally speaking, when the US dollar strengthens against the Canadian dollar, we experience negative foreign currency translation adjustments on our Canadian dollar cash balances (the opposite is true when the Canadian dollar strengthens against the U.S. dollar). Changes in exchange rates resulted in an increase to our cash balance of $0.3 million during the year ended December 31, 2017 and decreases to our cash balances of $1.6 million and $3.0 million during the years ended December 31, 2016, and 2015, respectively.

Contractual obligations
The following table provides a listing of our significant contractual obligations as of December 31, 2017 (in thousands):

	Payments due by period
Contractual obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations
Revolver(1)	$—	$35,000	$—	$—	$35,000
Interest on Revolver(1)	1,861	1,862	—	—	3,723
	1,861	36,862	—	—	38,723
Capital lease obligations
Capital lease obligations(2)	902	1,232	—	—	2,134
Interest on capital lease obligations(2)	68	69	—	—	137
	970	1,301	—	—	2,271
Other long-term liabilities
Asset retirement obligations(3)	—	—	—	38,213	38,213
Total	$2,831	$38,163	$—	$38,213	$79,207
(1) Amounts reflect the repayment of principal drawn and related cash interest on the Revolver through its current maturity date of December 31, 2019. See Note 8 - Debt for additional detail.
(2) Represents cash principal and interest. See Note 8 - Debt for additional detail.
(3) Asset retirement obligations are related to our mining operations, projects, and exploration activities. Classification of such amounts is based on our current estimates of when reclamation work will be performed. Amounts represent undiscounted estimates and are not reflective of inflation or third-party profits which may be incurred if reclamation work is performed externally. See Note 9 - Asset retirement obligations for additional detail.

As of December 31, 2017, we did not have any material operating lease obligations or firm purchase obligations. In addition to the above, our mines and projects are subject to certain royalty commitments as disclosed in Note 21. Commitments and contingencies.
Debt covenants
Our debt agreements contain certain representations and warranties, restrictions, events of default, and covenants, customary for agreements of these types. Additionally, the Revolver contains financial covenants which require us to maintain a Tangible Net Worth not less than $100.0 million, a Gearing Ratio (a measure of debt to EBITDA) not greater than 4.00:1, a Cash Balance not less than $10.0 million, and a Current Ratio not less than 1.10:1 (as such terms are defined in the Revolver). The Company was in compliance with all debt covenants as of December 31, 2017.
Outstanding share capital
As of March 9, 2018, there were 179,614,947 common shares, 4,033,138 options, 10,001,242 warrants, 1,390,342 RSUs, 507,633 PSUs outstanding, and 195,547,302 common shares outstanding on a fully diluted basis.
Off-Balance Sheet Arrangements
As of December 31, 2017, there were no material off-balance sheet arrangements.
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

	Years ended December 31,
	2017			2016			2015
Consolidated	Nevada Total(1)	True North	Total	Nevada Total(1)	True North	Total	Nevada Total(1)
Average realized price per gold ounce sold	$1,261	$1,260	$1,261	$1,250	$1,164	$1,245	$1,156
Average realized price per silver ounce sold	$17.26	$17.33	$17.26	$17.44	$16.41	$17.44	$15.72
Silver ounces equivalent to revenue from one gold ounce	73.1	72.7	73.1	71.7	70.9	71.4	73.6
Silver ounces sold	981,002	3,174	984,176	1,470,139	853	1,470,992	1,708,548
GEOs from silver ounces sold	13,420	44	13,463	20,504	12	20,602	23,214
Gold ounces sold	151,596	25,806	177,402	130,500	8,016	138,516	110,058
Gold equivalent ounces	165,016	25,850	190,865	151,004	8,028	159,118	133,272
Production costs	$106,120	$28,191	$134,311	$95,845	$10,544	$106,389	$83,318
Add: Write-down of production inventories (cash portion) (see Note 5 - Inventories)	8,025	10,683	18,708	405	1,918	2,323	1,016
	$114,145	$38,874	$153,019	$96,250	$12,462	$108,712	$84,334
Production cash costs per GEO sold	$692	$1,504	$802	$637	$1,552	$683	$633
(1) During 2017, production was from Fire Creek, Midas, and Hollister. During 2016 and 2015, production was only from Fire Creek and Midas.
The following tables present a reconciliation of Fire Creek, Midas, and Hollister to the "Nevada Total" for the year ended December 31, 2017 and a reconciliation of Fire Creek and Midas for the years ended December 31, 2016 and 2015 (in thousands, except ounces sold and per ounce amounts):

	Years ended December 31,
	2017				2016			2015
Nevada Total	Fire Creek	Midas	Hollister	Nevada Total(1)	Fire Creek	Midas	Nevada Total(1)	Fire Creek	Midas	Nevada Total(1)
Average realized price per gold ounce sold	$1,261	$1,260	$1,273	$1,261	$1,250	$1,252	$1,250	$1,156	$1,156	$1,156
Average realized price per silver ounce sold	$17.15	$17.30	$16.69	$17.26	$17.00	$17.48	$17.44	$15.77	$15.71	$15.72
Silver ounces equivalent to revenue from one gold ounce	73.5	72.8	76.3	73.1	73.5	71.6	71.7	73.3	73.6	73.6
Silver ounces sold	75,345	862,093	43,564	981,002	95,454	1,374,685	1,470,139	81,441	1,627,107	1,708,548
GEOs from silver ounces sold	1,025	11,842	571	13,420	1,299	19,200	20,504	1,111	22,107	23,214
Gold ounces sold	111,430	35,456	4,710	151,596	98,723	31,777	130,500	81,080	28,978	110,058
Gold equivalent ounces	112,455	47,298	5,281	165,016	100,022	50,977	151,004	82,191	51,085	133,272
Production costs	$53,874	$45,018	$7,228	$106,120	$46,246	$49,599	$95,845	$37,394	$45,924	$83,318
Add: Write-down of production inventories (cash portion) (see Note 5 - Inventories)	—	2,655	5,370	$8,025	—	405	405	—	1,016	1,016
	$53,874	$47,673	$12,598	$114,145	$46,246	$50,004	$96,250	$37,394	$46,940	$84,334
Production cash costs per GEO sold	$479	$1,008	$2,386	$692	$462	$981	$637	$455	$919	$633
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
AISC per gold ounce sold includes all: (1) direct and indirect operating cash costs related to the physical activities of producing gold, including mining, processing, third-party refining expenses, on-site administrative and support costs, royalties, and cash portions of net realizable value write-downs on production-related inventories (2) general and administrative expenses, (3) asset retirement and accretion expenses, and (4) sustaining capital expenditures, the total of which is reduced for revenues earned from silver sales. Certain cash expenditures, including State of Nevada net proceeds and other related taxes, federal tax payments, and financing costs are excluded.
All-in costs per gold ounce sold
All-in costs per gold ounce sold includes additional costs which reflect the varying costs of producing gold over the life-cycle of a mine or project. We calculate our all-in costs per gold ounce sold by beginning with the AISC total and adding non-sustaining (growth) capital expenditures and exploration and development expenditures.

	Years ended December 31,
	2017				2016				2015
	Nevada Total(1)	True North	Corporate	Total	Nevada Total(1)	True North	Corporate	Total	Total
Production costs	$106,120	$28,191	$—	$134,311	$95,845	$10,544	$—	$106,389	$83,318
Add: Write-down of production inventories (cash portion)	$8,025	10,683	—	18,708	405	1,918	—	2,323	1,016
	114,145	38,874	—	153,019	96,250	12,462	—	108,712	84,334
General and administrative	2,373	961	16,067	19,401	1,670	126	14,008	15,804	12,375
Asset retirement cost assets and accretion	(1,923)	51	—	(1,872)	2,585	68	—	2,653	871
Capital expenditures	36,346	13,707	156	50,209	45,886	4,107	1,431	51,424	16,813
Less: silver revenue	(16,932)	(55)	—	(16,987)	(25,646)	(14)	—	(25,660)	(26,850)
All-in sustaining costs	134,009	53,538	16,223	203,770	120,745	16,749	15,439	152,933	87,543

Gold ounces sold	151,596	25,806	—	177,402	130,500	8,016	—	138,516	110,058

All-in sustaining costs per gold ounce sold	$884	$2,075	$—	$1,149	$925	$2,089	$—	$1,104	$795

All-in sustaining costs	134,009	53,538	16,223	203,770	120,745	16,749	15,439	152,933	87,543
Non-sustaining capital expenditures	14,167	765	492	15,424	2,537	7,140	615	10,292	19,785
Exploration	8,007	239	—	8,246	12,765	—	—	12,765	9,813
Development and projects costs	11,674	—	—	11,674	3,422	5,531	—	8,953	—
All-in costs	$167,857	$54,542	$16,715	$239,114	$139,469	$29,420	$16,054	$184,943	$117,141

Gold ounces sold	151,596	25,806	—	177,402	130,500	8,016	—	138,516	110,058

All-in costs per gold ounce sold	$1,107	$2,114	$—	$1,348	$1,069	$3,670	$—	$1,335	$1,064
(1) The Nevada Total includes Fire Creek, Midas, Hollister, and Aurora in 2017 and 2016.
For a listing of our total capital expenditures see the Investing cash flows part of the Financial position, liquidity, and capital resources section.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Metal price risk
During the year ended December 31, 2017, 100% of our revenues were from the sale of gold and silver. Our financial results can vary significantly as a result of fluctuations in gold and silver prices. The prices of gold and silver are volatile and are affected by many factors beyond our control, such as interest rates, inflation rates and expectations, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions, and other factors. See the Financial position, liquidity, and capital resources section of our Management's Discussion and Analysis of Financial Condition and Results of Operations for additional detail. In order to increase the certainty of expected future cash flows, from time to time we may enter into financial instruments for a portion of our forecasted gold and silver sales over the next one to twelve months. See the discussion under the sub-heading "Risk management contracts" for more details.
As discussed in Note 8. Debt to the Notes to Consolidated Financial Statements, our Gold Purchase Agreement repayments are based on forward gold prices that existed at its transaction date (ranging from $1,290 to $1,388). Historically, we have not entered into any financial instruments to manage differences in gold spot prices for physically delivered metal to the counterparty and, therefore, have been affected by changes in spot gold prices relative to the transaction date forward gold prices encompassed in the Gold Purchase Agreement until the debt was repaid in December 2017.
With the exception of the above, there have been no material changes in our market risks during the year ended December 31, 2017, from what was disclosed in Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2016.
Interest rate risk
As discussed in Note 8. Debt to the Notes to Consolidated Financial Statements, our Revolver bears interest at LIBOR plus Margin plus Risk Premium, as such terms are defined in our secured revolving facility. LIBOR is a variable interest rate that is subject to change. We have not entered into any financial instruments to mitigate the risk of fluctuations in LIBOR or interest rates and; therefore, a substantial or extended increase to LIBOR could adversely impact our financial position, operating results, and cash flows. The Company's sensitivity analysis suggests that a 0.5% change in interest rates would affect interest income by approximately $0.2 million.
Foreign currency exchange rate risk
We operate or have mining interests in Canada, which exposes us to risks associated with fluctuations in the exchange rates between the U.S. dollar and the Canadian dollar. Because the functional currency of our Canadian subsidiaries is Canadian dollars, we generate and use Canadian dollars and, as such, have not entered into any financial instruments to mitigate the risk of fluctuations in the foreign currency exchange rates. The Company also has intercompany loan agreements between U.S. and Canadian companies. A substantial or extended fluctuation in the foreign currency exchange rate would impact the balances due on these loans and create a gain or loss on foreign exchange rate changes. Over the past twelve months, the U.S. to Canadian dollar exchange rate has fluctuated as much as 13%. The Company’s sensitivity analysis suggests that a consistent 13% change in the absolute rate of exchange for the Canadian dollar would affect net income by approximately $17.0 million. Furthermore, depending on the amount of cash held by the Company in Canadian dollars at the end of each reporting period using the period end exchange rate, significant changes in the exchange rates could cause significant changes to the currency translation amounts recorded to accumulated other comprehensive income.
As at December 31, 2017, Canadian dollar balances were converted at a rate of CND$1 to USD$0.7471.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Klondex Mines Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Klondex Mines Ltd. and of its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of income (loss), comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants
Vancouver, BC, Canada
March 14, 2018

We have served as the Company's auditor since 2014.

Management’s Responsibility for Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a - 15(f) and 15d - 15(f) of the Exchange Act and National Instrument 52-109 Certification of Disclosure on Issuers' Annual and Interim Filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) to evaluate the effectiveness of the Company's internal control over financial reporting. Based on this assessment, management has concluded that as at December 31, 2017, the Company's internal control over financial reporting was effective, as described in Item 9A.

/s/ Paul Andre Huet	/s/ Barry Dahl
Paul Andre Huet	Barry Dahl
President and Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer)

KLONDEX MINES LTD. CONSOLIDATED BALANCE SHEETS (US dollars in thousands)

	Note	December 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents		$23,674	$47,636
Inventories	5	42,583	21,310
Prepaid expenses and other	6	7,580	4,678
Derivative assets	11	17	1,247
Total current assets		73,854	74,871
Mineral properties, plant and equipment, net	7	289,450	276,223
Derivative assets	11	—	1,545
Restricted cash		9,555	10,055
Deferred tax assets	15	18,696	17,284
Total assets		$391,555	$379,978
Liabilities
Current liabilities
Accounts payable		$28,302	$23,797
Accrued compensation and benefits		4,296	4,672
Derivative liabilities	11	170	1,721
Debt	8	902	8,502
Provision for legal settlement		—	3,000
Income taxes payable		2,833	—
Total current liabilities		36,503	41,692
Derivative liabilities	11	—	331
Debt		35,405	21,689
Deferred share units liability	10	945	812
Asset retirement obligations	9	21,108	25,436
Deferred tax liabilities	15	17,565	11,964
Total liabilities		111,526	101,924
Commitments and contingencies	21
Shareholders' Equity
Unlimited common shares authorized, no par value; 179,614,947 and 175,251,538 issued and outstanding at December 31, 2017 and 2016, respectively		—	—
Additional paid-in capital		377,714	363,899
Accumulated deficit		(81,944)	(58,280)
Accumulated other comprehensive loss		(15,741)	(27,565)
Total shareholders' equity		280,029	278,054
Total liabilities and shareholders' equity		$391,555	$379,978
The accompanying notes are an integral part of the consolidated financial statements.

KLONDEX MINES LTD. CONSOLIDATED STATEMENTS OF INCOME (LOSS) (US dollars in thousands, except per share amounts)

		Years ended December 31,
	Note	2017	2016	2015
Revenues		$240,651	$198,175	$154,081
Cost of sales
Production costs		134,311	106,389	83,318
Depreciation and depletion		47,778	28,242	22,452
Write-down of production inventories	5	24,766	2,869	1,201
		33,796	60,675	47,110
Other operating expenses
General and administrative		19,401	15,804	12,375
Exploration		8,246	12,765	9,813
Development and projects costs		11,674	8,953	—
Asset retirement and accretion		(1,872)	2,653	871
Business acquisition costs		—	2,253	328
Provision for legal settlement		—	3,000	—
Loss on equipment disposal		352	126	352
(Loss) income from operations		(4,005)	15,121	23,371
Other income (expense)
(Loss) gain on derivatives, net	11	(1,182)	(7,646)	3,367
Interest expense, net		(4,117)	(5,339)	(7,298)
Foreign currency (loss) gain, net		(8,601)	651	15,059
Loss on debt extinguishment	8	(288)	(519)	(2,103)
Interest income and other (expense), net		125	(244)	119
Income (loss) before tax		(18,068)	2,024	32,515
Income tax benefit (expense)	15	(5,596)	(3,724)	11,738
Net (loss) income		$(23,664)	$(1,700)	$44,253

Net (loss) income per share
Basic	16	$(0.13)	$(0.01)	$0.33
Diluted	16	$(0.13)	$(0.01)	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

KLONDEX MINES LTD. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (US dollars in thousands)

	Years ended December 31,
	2017	2016	2015
Net (loss) income	$(23,664)	$(1,700)	$44,253
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax (expense) benefit of ($4,154), $523, and $5,129 for the years ended December 31, 2017, 2016, and 2015, respectively.	11,824	(1,488)	(14,598)
Comprehensive income (loss)	$(11,840)	$(3,188)	$29,655

The accompanying notes are an integral part of the consolidated financial statements.

KLONDEX MINES LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (US dollars in thousands)

		Years ended December 31,
	Note	2017	2016	2015
Operating activities
Net (loss) income		$(23,664)	$(1,700)	$44,253
Significant items not involving cash
Depreciation and depletion		47,940	28,909	20,350
Asset retirement and accretion		(1,872)	2,653	871
Derivative fair value adjustments		981	2,155	(4,427)
Write-down of production inventories	5	6,058	546	185
Foreign exchange, net		10,287	(18)	(13,617)
Deferred tax expense (benefit)		4,189	251	(14,905)
Share-based compensation	14	3,661	2,678	3,098
Deliveries under Gold Purchase Agreement(1)		(8,040)	(5,992)	(3,752)
Loss on equipment disposal		352	126	352
Write-off of unamortized debt issuance costs		—	519	1,533
Deferred share unit expense	10	50	839	—
Non-cash interest expense		398	337	—
Provision for legal settlement		—	3,000	—
		40,340	34,303	33,941
Changes in non-cash working capital
Trade receivables		—	37	(37)
Inventories		(15,778)	(5,419)	3,822
Prepaid expenses and other		(2,582)	3,006	26
Accounts payable		5,034	11,175	2,703
Accrued compensation and benefits		(412)	2,183	792
Provision for legal settlement		(3,000)	—	—
Income taxes payable		2,833	(15)	—
Net cash provided by operating activities		26,435	45,270	41,247
Investing activities
Expenditures on mineral properties, plant and equipment		(65,633)	(61,716)	(36,598)
Change in accounts payable related to expenditures on mineral properties, plant and equipment		(935)	—	—
Change in restricted cash, net		500	2,023	6,720
Cash paid for acquisitions		(363)	(100,000)	—
Net cash used in investing activities		(66,431)	(159,693)	(29,878)
Financing activities
Issuance of share capital, net of costs		—	95,722	18,639
Cash transactions related to share-based compensation		1,581	6,840	3,173
Cash received from warrant exercises		1,681	3,328	2,656
Proceeds from Revolver draw	8	23,000	12,000	—
Repayment of Secured Promissory Note		—	(12,000)	—
Repayment of capital lease obligations		(558)	(450)	—
Payment of debt issuance costs		(134)	(832)	—
Repayment of Gold Purchase Agreement	8	(9,826)	—	—
Repayment of Senior Notes		—	—	(19,196)
Net cash provided by financing activities		15,744	104,608	5,272
Effect of foreign exchange on cash balances		290	(1,646)	(3,032)
Net increase (decrease) in cash		(23,962)	(11,461)	13,609
Cash, beginning of period		47,636	59,097	45,488
Cash, end of period		$23,674	$47,636	$59,097
(1) Represents Revenue less Interest Expense attributable to the Gold Purchase Agreement (as defined herein).
See Note 19. Supplemental cash flow information for additional details.
The accompanying notes are an integral part of the consolidated financial statements.

KLONDEX MINES LTD. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (US dollars in thousands, except shares)

	Note	Common shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance at December 31, 2014		127,329,200	$198,197	$(100,833)	$(11,479)	$85,885
Share-based compensation expense	14	—	3,098	—	—	3,098
Option exercises		2,707,703	3,173	—	—	3,173
Warrant exercises	13	1,990,760	2,656	—	—	2,656
Restricted share unit vestings		12,750	—	—	—	—
Common shares issued net of issuance costs	13	7,400,000	18,639	—	—	18,639
Net income		—	—	44,253	—	44,253
Foreign currency translation adjustments		—	—	—	(14,598)	(14,598)
Balance at December 31, 2015		139,440,413	$225,763	$(56,580)	$(26,077)	$143,106
Share-based compensation expense	14	—	2,678	—	—	2,678
Option exercises		5,037,369	6,840	—	—	6,840
Warrant exercises	13	2,223,566	3,328	—	—	3,328
Common share awards forfeited		(62,499)	—	—	—	—
Restricted share unit vestings		112,689	—	—	—	—
Common shares issued net of issuance costs	13	25,900,000	95,722	—	—	95,722
Common shares and warrants issued in Hollister Acquisition	13	2,600,000	29,568	—	—	29,568
Net (loss)		—	—	(1,700)	—	(1,700)
Foreign currency translation adjustments		—	—	—	(1,488)	(1,488)
Balance at December 31, 2016		175,251,538	$363,899	$(58,280)	$(27,565)	$278,054
Share-based compensation expense	14	—	3,661	—	—	3,661
Option exercises	14	1,058,856	1,792	—	—	1,792
Warrant exercises	13	1,140,800	1,681	—	—	1,681
Restricted share unit vestings, net of shares withheld to satisfy tax withholding	14	207,627	(211)	—	—	(211)
Common shares issued in Bison Gold Arrangement	13	1,956,126	6,892	—	—	6,892
Net (loss)		—	—	(23,664)	—	(23,664)
Foreign currency translation adjustments		—	—	—	11,824	11,824
Balance at December 31, 2017		179,614,947	$377,714	$(81,944)	$(15,741)	$280,029

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
The Company's Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and the following accounting policies have been consistently applied in such preparation. All amounts are expressed and presented in thousands of United States dollars (unless otherwise noted) and references to "CDN$" refer to Canadian dollars.
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
Business combinations
The Company accounts for business combinations by allocating the purchase consideration transferred to the estimated fair values of identifiable assets acquired and liabilities assumed. During a measurement period, which is up to one year from the acquisition date, the Company may record adjustments to assets acquired and liabilities assumed if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The Company did not experience any significant adjustments to assets acquired and liabilities assumed in business combinations during the years ended December 31, 2017, 2016, and 2015.
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
Inventories
The Company's inventories include supplies inventory and the following production-related inventories: stockpiles, in-process, and doré finished goods, all of which are measured and carried at the lower of average cost or net realizable value. For production-related inventories, cost includes all mining, processing, and refining costs incurred during production stages, including allocations for mine site overhead, depreciation and depletion, and ore transport costs. Net realizable value is calculated as the estimated future sales price in the ordinary course of business using period-end metal prices less the estimated costs to convert the production-related inventories into a saleable product (less estimated selling costs).

•
Stockpiles represent ore that has been brought to the surface from underground for our Nevada properties and ore that has been mined for our True North property which requires further processing through a mill. Costs are transferred from Stockpiles to In-process at an average cost per unit.

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
As discussed in Note 5. Inventories, the Company's application of its lower of average cost or net realizable value accounting policy resulted in write-downs of production inventories. Write-downs decrease the carrying value of production-related inventories and the adjusted carrying value is prospectively incorporated into inventory costing.
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

•
Mineral properties are recorded at cost and include payments related to the acquisition of mineral interests and the rights to extract minerals from properties. Depending on the nature of the agreement, recurring cash royalty payments are expensed as incurred or recorded as prepaid or advanced minimum royalty payments. Mineral properties are generally the result of an acquisition or business combination and include value beyond proven and probable reserves, which represents the economic value that exists in a mining asset beyond the value attributable to proven and probable reserves. Mineral property costs associated with producing ore bodies are depleted using the units-of-production method based upon the estimated recoverable gold and silver ounces in such ore body's proven and probable reserves. In accordance with the Company's impairment policy, if a mineable ore body is not discovered or an ore body cannot be economically or legally developed, such capitalized costs are written off in the period in which it is determined the property has no future economic value.

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
The Company did not experience any impairments of long-lived assets during the years ended December 31, 2017, 2016, and 2015.
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
The fair value of stock options is determined using the Black-Scholes option pricing model with market related inputs as of the date of grant. The fair value of restricted share units and common share awards is the market value of the underlying shares on the date of grant. The fair value of restricted share units with performance based vesting is determined using a Monte Carlo simulation model.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases". ASU No. 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations resulting from leases. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, which for the Company means the first quarter of the year ending December 31, 2019. The Company is currently evaluating the impact that ASU No. 2016-02 will have on its financial statements.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 addresses eight specific cash flow issues with the objective of reducing the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which for the Company means the first quarter of the year ending December 31, 2018. The Company has evaluated the potential impacts of ASU No. 2016-15 and does not expect it will have a material impact on its financial statements.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows - Restricted Cash." ASU No. 2016-18 requires that restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which for the Company means the first quarter of the year ending December 31, 2018. Adoption of this guidance will result in the inclusion of the Company's restricted cash balances within its overall cash and cash equivalents balance on the Consolidated Balance Sheets, along with the removal of the changes in restricted cash activity. The Company's restricted cash balance as of December 31, 2017 was $9.6 million.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations." ASU No. 2017-01 clarifies the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU No. 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which for the Company means the first quarter of the year ending December 31, 2018. The Company has evaluated the potential impacts of ASU No. 2017-01 and does not expect it will have a material impact on its financial statements.
In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation." ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. ASU No. 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which for the Company means the first quarter of the year ending December 31, 2018. Adoption of this guidance is not expected to have a material impact on the Company's financial statements.
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
4. Business combinations
Hollister and Aurora acquisition
On October 3, 2016, the Company acquired all of the membership interests of Carlin Resources, LLC, the entity that owned, among other assets, the Hollister mine and the Aurora mine and ore milling complex (formerly known as the Esmeralda mine and ore milling complex) located in Nevada (the "Hollister Acquisition"). The Hollister Acquisition was carried out pursuant to the terms of a membership interest purchase agreement dated July 25, 2016, among Klondex, Klondex Holdings (USA) Inc., ("Klondex USA") an indirect wholly-owned subsidiary of the Company, Waterton Nevada Splitter, LLC ("Waterton Splitter") and Waterton Precious Metals Fund II Cayman, LP, as assigned by Klondex USA to Klondex Schuma Holdings LLC ("Klondex Schuma"), an indirect wholly-owned subsidiary of the Company.
The Hollister Acquisition consideration included: (i) the payment by Klondex Schuma to Waterton Splitter of $80.0 million in cash; (ii) the issuance by the Company to Waterton Splitter of 5,000,000 common share purchase warrants (the "Consideration Warrants"), which Consideration Warrants have a 15.5 year term, are exercisable commencing on April 3, 2017, have an exercise price equal to CDN$6.00 and include a forced conversion provision that requires the holder to convert the Consideration Warrants if the common shares trade at or above a 100% premium to the CDN$6.00 exercise price of the Consideration Warrants for 60 consecutive trading days on the market on which the common shares primarily trade; and (iii) the issuance by the Company to Waterton Splitter of 2,600,000 common shares.
The $80.0 million cash portion of the Hollister Acquisition was financed with the net proceeds from an equity offering (see Note 13. Share capital).
The Company accounted for the Hollister Acquisition as a business combination and allocated the purchase consideration transferred to the fair value of identifiable assets and liabilities acquired, as shown below (in thousands):

Purchase consideration:	Amount
Cash	$80,000
Warrants(1)	17,774
Common shares(2)	11,794
$109,568
Assets and liabilities acquired:
Mineral properties	$111,256
Facilities and equipment	11,686
Land	416
Supplies inventories	349
Prepaid expenses and other	258
Asset retirement obligation	(7,158)
Deferred tax liability	(7,239)
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
The Company accounted for the True North Acquisition as a business combination and allocated the purchase consideration transferred to the fair value of identifiable assets and liabilities acquired, as shown below (in thousands):

Purchase consideration:	Amount
Cash	$20,000
Promissory note(1)	11,100
$31,100
Assets and liabilities acquired:
Mineral properties	$15,721
Facilities and equipment	16,870
Prepaid expenses and other	302
Asset retirement obligation	(1,793)
$31,100
(1) The fair value of the $12.0 million Promissory Note (purchase consideration) was calculated at $11.1 million, resulting in a $0.9 million issuance discount.
5. Inventories
The following table provides the components of Inventories (in thousands):

	December 31,
	2017	2016
Supplies	$9,300	$5,541
Production related inventories:
Stockpiles	18,749	6,604
In-process	12,516	7,316
Doré finished goods	2,018	1,849
	$42,583	$21,310
As of December 31, 2017 and 2016, the Company's stockpiles, in-process, and doré finished goods inventories included approximately $7.2 million and $2.0 million, respectively, of capitalized non-cash depreciation and depletion costs.
Write-down of production inventories
As discussed in Note 2. Summary of significant accounting policies, the period-end market value of the Company's production-related inventories is determined in part by using the period-end prices (per ounces) of gold and silver and is sensitive to these inputs. Due to increases in production costs, the Company's application of its lower of average cost or net realizable value resulted in write-downs of production inventories. Write-downs have resulted solely from the Company's application of its lower of average cost or net realizable value accounting policy and were unrelated to any ounce adjustments or changes to recovery rates. Write-downs for the year ended December 31, 2017 were related to Midas, Hollister, and True North, while write-downs for the year ended December 31, 2016 were related to Midas and True North and write-downs for the year ended December 31, 2015 were related to Midas.
The following table provides information about the Company's write-downs (in thousands, except per ounce amounts):

	Years ended December 31,
Type of previously incurred cost	2017	2016	2015
Cash production costs	$18,708	$2,323	$1,016
Allocated depreciation and depletion	6,058	546	185
Write-down of production inventories	$24,766	$2,869	$1,201

Prices used in write-down calculation
Price per gold ounce	$1,297	$1,159	$1,062
Price per silver ounce	$16.87	$16.24	$13.82

6. Prepaid expenses and other
The following table provides the components of Prepaid expenses and other (in thousands):

	December 31,
	2017	2016
Prepaid taxes	$3,496	$1,390
Canadian taxes receivable	1,568	762
Prepaid claim maintenance and land holding costs	847	909
Vendor prepayments	696	315
Prepaid insurance	178	518
Other	795	784
	$7,580	$4,678
7. Mineral properties, plant and equipment, net
The following table provides the components of Mineral properties, plant and equipment, net (in thousands):

	December 31,
	2017	2016
Mineral properties	$171,422	$163,012
Facilities and equipment	120,727	97,054
Mine development	112,887	54,070
Land	3,887	3,828
Asset retirement cost assets(1)	—	2,887
Construction in progress	1,956	16,472
	410,879	337,323
Less: accumulated depreciation and depletion	(121,429)	(61,100)
	$289,450	$276,223
(1)Asset retirement cost assets relate to changes in asset retirement obligations at sites with proven and probable reserves.
Facilities and equipment included $3.1 million and $1.5 million at December 31, 2017 and December 31, 2016, respectively, for the gross amount of mobile mine equipment acquired under capital lease obligations. Accumulated depreciation on such mobile mine equipment totaled $1.1 million and $0.5 million at December 31, 2017 and December 31, 2016, respectively.
At December 31, 2017, construction in progress of $2.0 million included $1.9 million related to facilities and equipment and $0.1 million of mine development.
During the year ended December 31, 2017, the Company acquired all the issued and outstanding common shares of Bison Gold Resources Inc. As a result of this transaction, the Company recorded mineral properties of $7.1 million which represents substantially all the purchase price.

8. Debt
The following table summarizes the components of Debt (in thousands):

	December 31,
	2017	2016
Debt, current:
Gold Purchase Agreement	$—	$8,023
Capital lease obligations	902	479
	$902	$8,502
Debt, non-current:
Revolver(1)	$34,173	$11,165
Gold Purchase Agreement	—	9,935
Capital lease obligations	1,232	589
	$35,405	$21,689
(1) Net of unamortized issuance costs of $0.8 million.
The following table summarizes the components of Interest expense, net (in thousands):

	Years ended December 31,
	2017	2016	2015
Gold Purchase Agreement	$2,620	$3,989	$4,884
Promissory Note	—	824	—
Revolver interest and stand-by fees	1,294	577	—
Capital lease obligations	44	47	—
Senior Notes	—	—	2,296
Other	159	175	118
Less: capitalized interest	—	(273)	—
	$4,117	$5,339	$7,298
Revolver
On March 23, 2016, the Company, as borrower, and Investec Bank PLC, as lender and security agent, entered into a $25.0 million secured revolving facility agreement (the "Revolver"). The Revolver was amended on October 27, 2016 to increase the borrowing capacity by $10.0 million to $35.0 million. During the year ended December 31, 2016, the Company drew $12.0 million from the Revolver to retire the Promissory Note (as defined herein) related to the acquisition of True North (as defined herein). Borrowings under the Revolver bear interest per annum at LIBOR plus margin plus risk premium, as such terms are defined in the Revolver. Margin is determined by the Company's gearing ratio (a measure of debt to EBITDA) and ranges from 2.75%-4.00% per annum and the risk premium is 0.35% per annum, until the Gold Purchase Agreement balance is less than $10.0 million, at which time the risk premium is no longer applicable (as such terms are defined in the Revolver). Revolver borrowings may be utilized by the Company for working capital requirements, general corporate purposes, and capital investments and expenditures.
On March 31, 2017, pursuant to an amendment, the Revolver's maturity date was extended from March 23, 2018 to December 31, 2019, unless otherwise extended by the parties, and the reserves and resources required to be maintained by the Company under the Revolver were amended. The Revolver is secured by all of the Company's assets on a pari passu basis with the Gold Purchase Agreement (as defined below).

On December 21, 2017, the Revolver was amended to increase the borrowing capacity by $5.0 million to $40.0 million. During the year ended December 31, 2017, the Company drew $23.0 million from the Revolver, of which approximately $10.0 million was utilized to purchase gold in order to completely fulfill the Gold Purchase Agreement.
Gold Purchase Agreement
The Company's February 2014 gold purchase agreement with a subsidiary of Franco-Nevada Corporation (the "Gold Purchase Agreement") required physical gold deliveries to be made at the end of each month, each of which reduces the Gold Purchase Agreement balance and accrued interest. The repayment amortization schedule was established on the transaction date and incorporates then current forward gold prices (ranging from $1,290 to $1,388) and an effective interest rate of approximately 18.3%. Gold deliveries were scheduled to cease on December 31, 2018 following the delivery of a total of 38,250 gold ounces. The Gold Purchase Agreement was secured by all the Company's assets on a pari passu basis with the Revolver.
During the years ended December 31, 2017 and 2016, the Company delivered 16,000 and 8,000 gold ounces, respectively, under the Gold Purchase Agreement. On December 28, 2017, the Company delivered the final 8,000 gold ounces to fully repay the Gold Purchase Agreement. A Loss on debt extinguishment of $0.3 million was recorded in the fourth quarter of 2017 due to the fluctuating price of gold and early settlement of the Gold Purchase Agreement.
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
Debt covenants
The Company's debt agreements contain certain representations and warranties, restrictions, events of default, and covenants that are customary for agreements of these types. Additionally, the Revolver contains financial covenants which require the Company to maintain a tangible net worth not less than $100.0 million, a gearing ratio (a measure of debt to EBITDA) not greater than 4.00:1, a cash balance not less than $10.0 million, and a current ratio not less than 1.10:1 (as such terms are defined in the Revolver). The Company was in compliance with all debt covenants as of December 31, 2017 and 2016.
Future debt repayments
The following table provides a summary by year of the remaining future scheduled debt repayments (in thousands):

Fiscal Year:	Capital leases	Gold Purchase Agreement	Revolver	Total
2018	$970	$—	$—	$970
2019	484	—	38,723	39,207
2020	480	—	—	480
2021	337	—	—	337
2022	—	—	—	—
Less: Interest and amortization of issuance costs	(137)	—	(4,550)	(4,687)
Principal portion of payments	$2,134	$—	$34,173	$36,307

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

	December 31,
	2017	2016
Balance, beginning of period	$25,436	$12,387
Changes in estimates	(5,945)	2,866
Accretion expense	1,523	1,122
Additions resulting from Hollister Acquisition - Hollister	—	4,481
Additions resulting from Hollister Acquisition - Aurora	—	2,677
Additions resulting from True North Acquisition	—	1,793
Effect of foreign currency	94	110
Balance, end of period	$21,108	$25,436
As of December 31, 2017, the Company's asset retirement obligations were secured by the Company's assets in Canada and by surety bonds in the U.S. totaling $48.5 million, which were partially collateralized by Restricted cash totaling $9.6 million. During the years ended December 31, 2017, 2016, and 2015, the Company reduced the amount of restricted cash collateralizing the surety bonds by $0.5 million, $2.0 million, and $6.7 million, respectively.
The following table provides a listing of the Company's asset retirement obligations by property (in thousands):

	December 31,
	2017	2016
Midas	$8,401	$12,616
Hollister	5,905	6,110
Aurora	3,752	2,741
Fire Creek	1,210	2,303
True North	1,840	1,666
	$21,108	$25,436
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
The fair value of DSUs granted each year, together with the change in fair value of all outstanding DSUs, is recorded within General and administrative and totaled nil and $0.8 million during the years ended December 31, 2017, and 2016, respectively.
The following table provides a summary of the Company's outstanding DSUs:

	Years ended December 31,
	2017	2016
Outstanding at beginning of period	180,183	—
Granted	180,183	180,183
Redeemed	—	—
Outstanding at end of period	360,366	180,183
11. Derivatives
The following table provides a listing of the Company's derivative instruments (in thousands):

		December 31,
Description	Recorded Within	2017	2016
Gold Purchase Agreement embedded derivative	Derivative assets, current	$—	$1,247
Forward metal sales	Derivative assets, current	17	—
		17	1,247
Gold Purchase Agreement embedded derivative	Derivative assets, non-current	—	1,545
		$17	$2,792

Gold Offering Agreement	Derivative liabilities, current	$170	$1,721
Forward metal sales	Derivative liabilities, current	—	—
		170	1,721
Gold Offering Agreement	Derivative liabilities, non-current	—	331
		$170	$2,052
The following table lists the net amounts recorded for (Loss) gain on derivatives, net (in thousands):

	Years ended December 31,
	2017	2016	2015
Gold Purchase Agreement embedded derivative	(2,253)	(2,167)	3,243
Gold Offering Agreement	(415)	(1,115)	124
Currency swap	—	(682)	—
Forward metal sales(1)	374	(3,682)	—
Gold Collar	1,112	—	—
	$(1,182)	$(7,646)	$3,367
(1) (Loss) gain on settlement and revaluation of forward metal sales derivative instruments, which was determined by the difference in the fixed forward price received by the Company and the spot price on the applicable delivery date. See Forward Metal Sales discussed below.

Gold Purchase Agreement embedded derivative
The Company's Gold Purchase Agreement (as defined and discussed in Note 8. Debt) contained an embedded compound derivative for: 1) the prepayment option, which is at the discretion of the Company, and 2) the forward sales component, which was established on the transaction date and incorporates the then current forward gold prices. In addition to recurring fair value adjustments, gains and losses on the Gold Purchase Agreement's embedded derivative relate to the difference in the forward gold price received by the Company and the spot price of gold on each delivery date. As of December 31, 2017, all remaining ounces required by the agreement were delivered. The following table summarizes information about past gold deliveries under the Gold Purchase Agreement:

	Years ended December 31,
	2017	2016	2015
Gold ounces	16,000	8,000	7,500
Average forward gold price	$1,286	$1,308	$1,296
Average gold spot price on delivery date	$1,278	$1,248	$1,152
Gold Offering Agreement

In March 2011, the Company entered into a gold offering agreement, as amended in October 2011 (the "Gold Offering Agreement"), which granted the counterparty the right to purchase, on a monthly basis, the refined gold produced from Fire Creek mine for a five-year period which began in February 2013 and ends in February 2018. When/if the counterparty elects to purchase the refined gold, the purchase price is calculated as the average PM settlement price per gold ounce on the London Bullion Market Association for the 30 trading days immediately preceding the relevant purchase election date. In addition to recurring fair value adjustments, gains and losses on the Gold Offering Agreement relate to: 1) the difference in the gold price paid to the Company from the counterparty and the spot price of gold on the applicable delivery date, and 2) losses incurred by the Company to net cash settle any obligations arising from the Gold Offering Agreement. The following table summarizes information about gold purchased under the Gold Offering Agreement:

	Years ended December 31,
	2017	2016	2015
Gold ounces purchased by counterparty	77,692	48,957	36,066
Average gold price paid to the Company	$1,231	$1,214	$1,146
Average gold spot price on delivery date	$1,260	$1,247	$1,187
Forward metal sales
In order to increase the certainty of expected future cash flows, from time to time, the Company enters into fixed forward spot trades for a portion of its projected gold and silver sales. These agreements are considered derivative financial instruments. The following table summarizes information about the Company's forward trades entered into during the respective periods:

	Years ended December 31,
	2017	2016	2015
Gold ounces covered	171,036	109,140	—
Average price per gold ounce	$1,261	$1,244	$—
Silver ounces covered	1,084,896	1,468,516	—
Average price per silver ounce	$17.24	$16.54	$—
Gold Collar
The Company entered into various short-term zero cost gold collars during the year. The collars ranged in floor and ceiling prices and in quantity of ounces. As of December 31, 2017, all gold collars had either expired, were sold, or were executed and the Company did not have any gold collars outstanding.
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

Financial assets and liabilities are classified in their entirety based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between fair value hierarchy levels during the year ended December 31, 2017. The following table provides a listing (by level) of the Company's financial assets and liabilities which are measured at fair value on a recurring basis (in thousands):

	December 31, 2017			December 31, 2016
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Gold Purchase Agreement embedded derivative	$—	$—	$—	$—	$2,792	$—
Forward metal sales	—	17	—	—	—	—
	$—	$17	$—	$—	$2,792	$—

Liabilities:
Deferred share units liability	$—	$945	$—	$—	$812	$—
Gold Offering Agreement	—	—	170	—	—	2,052
	$—	$945	$170	$—	$812	$2,052
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
Gold Offering Agreement - This liability was valued by a third-party consultant (and reviewed by the Company) using a simulation-based pricing model and is classified within level 3 of the fair value hierarchy as it incorporates an estimate of the Company's future gold production from Fire Creek, which is not an observable input, as well as quoted prices from active markets and certain observable inputs, such as, forward gold prices and the volatility of such prices. The Company's 2018 gold production from Fire Creek is estimated to range from 100,000 - 105,000 ounces. The agreement expires on February 28, 2018 and only gold production from the first two months of 2018 were incorporated into the December 31, 2017 valuation.
Items disclosed at fair value - Other than the above, the carrying values of financial assets and liabilities approximate their fair values, other than Debt, which is carried at amortized cost.
Level 3 information
The following table provides additional detail for the Company's Level 3 financial liability (in thousands):

	Years ended December 31,
Gold Offering Agreement liability:	2017	2016
Balance at beginning of the period	$2,052	$2,775
Gain from change in fair value	(1,882)	(723)
Balance at end of the period	$170	$2,052

(Loss) gain on derivative, net:
Settlement losses	$(2,297)	$(1,838)
Gain from change in fair value	1,882	723
	$(415)	$(1,115)

13. Share capital
Common shares
The authorized share capital of the Company is comprised of an unlimited number of common shares with no par value. Common shares are typically issued in conjunction with corporate financing efforts, the exercise of warrants (discussed below), and pursuant to share-based compensation arrangements (see Note 14. Share-based compensation).
October 2017 share issuance
On October 19, 2017, the Company completed its arrangement with Bison Gold Resources Inc. ("Bison Gold"), pursuant to which the Company acquired all the issued and outstanding common shares of Bison Gold. On the same date, the Company paid consideration of $6.9 million (CDN$8.6 million) on a fully-diluted basis by its issuance of 1,956,126 common shares to the Bison Gold shareholders. The Company accounted for this purchase as an asset acquisition.
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
Share Purchase Warrants
The Company has previously issued share purchase warrants in conjunction with its acquisition of Hollister (as defined herein) in 2016 and other past debt and equity financing transactions. The following table summarizes the Company's warrant activity:

	Years ended December 31,
	2017		2016			2015
Warrants	Number of Warrants	Weighted Average Exercise Price - CDN$	Number of Warrants		Weighted Average Exercise Price - CDN$	Number of Warrants	Weighted Average Exercise Price - CDN$
Outstanding, beginning of period	11,140,800	$3.86	8,364,366		$2.07	11,755,126	$2.24
Issued with Hollister Acquisition	—	—	5,000,000	(1)	6.00	—	—
Issued with Bison Gold Arrangement	1,242	2.42	—		—	—	—
Exercised	(1,140,800)	1.95	(2,223,566)		1.96	(1,990,760)	1.69
Expired	—	—	—		—	(1,400,000)	3.99
Outstanding, end of period	10,001,242	$4.07	11,140,800		$3.86	8,364,366	$2.07
Exercisable, end of period	10,001,242	$4.07	6,140,800		$2.11	8,364,366	$2.07
(1) Input assumptions to the Monte Carlo model used in determining the fair value of the warrants granted include a risk-free interest rate of 1.34%, volatility of 66.0%, a dividend yield of 0.0%, and an estimated life of 15.5 years.

The following table provides a summary of the Company's outstanding warrants:

	December 31, 2017			December 31, 2016			December 31, 2015
Exercise price per share - CDN$	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price - CDN$	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price - CDN$	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price - CDN$
$1.50 - $1.99	—	—	$—	1,140,800	0.11	$1.95	3,178,166	1.61	$1.94
$2.00 - $2.49	5,001,242	11.11	2.15	5,000,000	12.11	2.15	5,186,200	12.68	2.15
$6.00	5,000,000	14.26	6.00	5,000,000	15.26	6.00	—	—	—
	10,001,242	12.68	$4.07	11,140,800	12.30	$3.86	8,364,366	8.45	$2.07
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
The following table summarizes the common shares authorized for issuance and available for future issuance under the New Share Plan as of December 31, 2017:

December 31, 2017
Common shares authorized for issuance under New Share Plan	15,985,730
Common shares reserved for issuance under all plans	(6,031,697)
Common shares available for future grants	9,954,033
Share-based compensation costs
The fair value of share-based compensation costs are recognized principally within General and administrative over the applicable vesting period, which generally ranges from one to three years, with a corresponding increase to Additional paid-in capital. Share-based compensation awards that are forfeited before vesting result in previously recognized expenses being reversed. The following table summarizes the Company's share-based compensation cost and unrecognized share-based compensation cost by award type (in thousands):

	Years ended December 31,
Share-based compensation cost by award	2017	2016	2015
Share options	$503	$1,431	$2,501
Restricted share units - time vesting criteria	2,419	1,083	283
Restricted share units - performance vesting criteria	723	144	—
Common share awards	16	20	314
	$3,661	$2,678	$3,098
Capitalized as part of an asset cost	$89	$123	$81
Recognized tax benefit	$625	$983	$286

Unrecognized share-based compensation cost by award	December 31, 2017
Restricted share units - time vesting criteria	$2,240
Restricted share units - performance vesting criteria	1,308
Share options	107
$3,655
Restricted share units - time based
The following table summarizes activity of the Company's restricted share units (“RSUs”) with time based vesting criteria:

	Year ended December 31, 2017
Restricted share units - time based vesting	Number of RSUs	Weighted Average Grant-Date Fair Value - CDN$	Weighted Average Remaining Vesting Period of Unvested RSUs (years)	Aggregate Intrinsic Value of RSUs Outstanding (thousands)
Outstanding, beginning of year(1)	948,038	$5.20
Granted	968,339	4.62
Vested and issued	(262,616)	5.37
Forfeited	(197,280)	5.10
Outstanding and unvested, end of year	1,456,481	$4.80	1.36	$3,788
(1) Includes awards with comparable terms and characteristics of RSUs, even if such awards are not called "RSUs" under the plan they were granted.
The following table provides additional detail for RSUs with time based vesting:

	December 31,
Restricted share units - time based vesting	2017	2016	2015
Weighted-average estimated forfeiture rate of RSUs granted	13.33%	14.21%	0.04%
Fair value of RSUs vested (thousands)	$1,127	$262	$26
Intrinsic value of RSUs vested (thousands)	$950	$495	$26
Weighted-average grant date fair value - CDN$ (per award)	$4.62	$6.40	$3.03
Restricted share units - performance based
Performance vesting criteria is based upon the total return of the common shares of the Company relative to the return of the S&P TSX Global Gold Index. The actual number of performance based RSUs that vest will be determined at the end of a three year performance period. The following table summarizes activity of the Company's RSUs with performance based vesting criteria:

	Year ended December 31, 2017
Restricted share units - performance based vesting	Number of RSUs	Weighted Average Grant-Date Fair Value - CDN$	Weighted Average Remaining Vesting Period of Unvested RSUs (years)	Aggregate Intrinsic Value of RSUs Outstanding (thousands)
Outstanding, beginning of year	212,243	$6.60
Granted	295,390	4.60
Vested and issued	—	—
Forfeited	—	—
Outstanding and unvested, end of year	507,633	$5.44	1.73	$1,321
No RSUs with performance based vesting were granted in 2015. The following table provides additional detail for RSUs with performance based vesting:

	December 31,
Restricted share units - performance based vesting	2017	2016
Weighted-average estimated forfeiture rate of RSUs granted	—%	—%
Fair value of RSUs vested (thousands)	$—	$—
Intrinsic value of RSUs vested (thousands)	$—	$—
Weighted-average grant date fair value - CDN$ (per award)	$4.60	$6.60
Common share awards
A portion of the Company's common share awards have been granted with voting rights and increased the number of common shares outstanding at the time of grant. Such common shares are issued for the benefit of, and will be transferred to, the grantee upon the vesting date of the grant. The following table summarizes activity of the Company's common share awards:

	Year ended December 31, 2017
Common share awards	Number of Common Share Awards	Weighted Average Grant-Date Fair Value - CDN$	Weighted-Average Remaining Vesting Period of Unvested Common Shares (years)	Aggregate Intrinsic Value of Common Shares Outstanding (thousands)
Issued and outstanding, beginning of year	56,665	$2.09
Granted	—	—
Vested and released	(56,665)	2.09
Forfeited	—	—
Issued and outstanding, end of year	—	$—	—	$—
No common share awards were granted in 2017, 2016, or 2015. The following table provides additional detail for common share awards:

	December 31,
Common share awards	2017	2016	2015
Weighted-average estimated forfeiture rate of common share awards granted	—%	—%	—%
Fair value of common share awards vested (thousands)	$95	$333	$255
Intrinsic value of common share awards vested (thousands)	$192	$666	$371
Weighted-average grant date fair value - CDN$ (per award)	$—	$—	$—
Share options
The following table summarizes activity of the Company's share options:

	Year ended December 31, 2017
Share options	Number of Share Options	Weighted Average Exercise Price - CDN$	Weighted Average Remaining Contractual Period of Outstanding Options (years)	Aggregate Intrinsic Value of Options Outstanding (thousands)
Outstanding, beginning of year	5,233,105	$2.68
Granted	—	—
Forfeited	(106,666)	3.17
Exercised	(1,058,856)	2.23
Expired	—	—
Outstanding, end of year	4,067,583	$2.78	2.28	$2,367
Vested and exercisable, end of year	3,784,249	$2.60	2.19	$2,328

The following table provides additional detail for the above awards:

	December 31,
Share options	2017	2016	2015
Intrinsic value of options exercised (in thousands)	$3,514	$12,277	$2,741
Fair value of options vested (in thousands)	$1,154	$2,779	$3,446
No share options were granted during the year ended December 31, 2017. The fair value of the share options granted during the years ended December 31, 2016, and 2015 was determined using the following weighted average inputs in the Black-Scholes model:

	December 31,
Share options	2016	2015
Risk-free interest rate	0.59%	0.85%
Forfeiture rate	13.99%	12.07%
Volatility	46.08%	47.31%
Dividend yield	—%	—%
Expected option life	5.0 years	5.0 years
Weighted average grant-date fair value - CDN$	$1.77	$1.19
15. Income taxes
Major components of our income tax (expense) benefit for the years ended December 31, 2017, 2016, and 2015 are as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Current:
Canada	$—	$—	$—
United States	(1,407)	(3,477)	(3,167)
Total current income tax (expense) benefit	(1,407)	(3,477)	(3,167)
Deferred:
Canada	—	—	—
United States	(4,189)	(247)	14,905
Total deferred income tax (expense)	(4,189)	(247)	14,905
Total income tax (expense) benefit	$(5,596)	$(3,724)	$11,738
Canada and United States components of (loss) / income before income taxes for the years ended December 31, 2017, 2016, and 2015 are as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Canada	$(31,285)	$(25,139)	$(1,180)
United States	13,217	27,163	33,695
Total	$(18,068)	$2,024	$32,515
The annual tax (expense) / benefit is different than the amount that would be provided by applying the statutory federal income tax rate to our pretax (loss) / income. A reconciliation of the Company's Canadian effective tax rate with the statutory tax rate for the years indicated is below (in thousands):

	Years ended December 31,
	2017	2016	2015
	Amount	Amount	Amount
Income and mining tax (expense) / benefit at statutory rate	$4,697	$(601)	$(8,454)
Effects of Canada to United States statutory rates on earnings of subsidiaries	(984)	(2,445)	(3,033)
Effect on deferred tax balances of change in U.S. statutory rate	(10,495)	—	—
State income tax expense	(2,656)	(2,515)	(2,342)
Share-based compensation expense	(633)	1,395	130
Percentage depletion	4,157	5,993	309
Foreign exchange rate gain / (loss)	(17)	127	(1,174)
Deferred tax asset (recognized) / not recognized	449	(5,627)	26,428
Other	(114)	(51)	(126)
Income tax (expense) / benefit	$(5,596)	$(3,724)	$11,738
At December 31, 2017 and 2016, the significant components of the Company’s deferred tax assets and liabilities are below (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Mineral properties, plant and equipment	$37,070	$41,340
Net operating losses	25,736	14,341
Asset retirement obligation	4,963	4,729
Inventory	(2,114)	1,479
Tax credits	—	1,402
Derivatives	36	971
Other	4,324	6,580
Deferred tax assets	70,015	70,842
Valuation allowances	(58,686)	(62,381)
Net deferred tax assets	11,329	8,461

Deferred tax liabilities:
Share-based compensation	389	(396)
Property, plant and equipment and inventory	(9,135)	(1,494)
Foreign exchange and other	(1,452)	(1,251)
Deferred tax liabilities	(10,198)	(3,141)
Net deferred tax asset	$1,131	$5,320
The Company evaluated evidence available to determine the amount of valuation allowance required on its deferred tax assets. At December 31, 2017 and 2016, the balances of our valuation allowances were approximately $58.7 million and $62.4 million, respectively. These balances were primarily related to Canadian exploration and development expense pools obtained through the purchase of True North in 2016 and exploration and development costs with tax basis in excess of book. If it is determined that the Company will ultimately be more likely than not to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced.
The net change in the Company's valuation allowance for the years ended December 31, 2017, 2016, and 2015 are as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Balance, beginning of year	$(62,381)	$(20,217)	$(39,895)
U.S. built-in loss not recognized	4,419	1,142	1,142
AMT credits not recognized	1,392	(689)	(410)
Recognition of US deferred tax assets	(959)	—	17,530
Canadian exploration and development expense pools	614	(36,538)	—
Canadian net operating losses	(1,771)	(6,079)	1,416
Balance, end of year	$(58,686)	$(62,381)	$(20,217)
As of December 31, 2017, the Company had Canadian net operating loss carryforwards of $72.2 million which expire between 2032 and 2037. The Company also had U.S. net operating loss carryforwards of $24.7 million which expire in 2037.
The Company files income tax returns in Canada and the U.S. The statute of limitations remains open from 2012 - 2017.
The Company classifies interest and penalties as a component of Interest income and other (expense), net in its Consolidated Statements of (Loss) Income. The amount of interest and penalties recognized in the Consolidated Statements of (Loss) Income were nil, nil, and nil for the years ended December 31, 2017, 2016, and 2015, respectively.
The US government enacted the Tax Cuts and Jobs Act of 2017 ("TCJA") on December 22, 2017. As of December 31, 2017, the Company is still evaluating the complete tax effects of the enactment of the TCJA. However, the Company has determined a reasonable estimate of the impact of the TCJA on its existing deferred tax balances. As a result of tax legislation, the federal US corporate tax rate has been substantially reduced effective January 1, 2018. In respect of its US operations, Klondex recorded its deferred tax assets and liabilities as at December 31, 2017 at the new federal rate of 21% (35% in 2017). The effect on deferred tax balances due to changes in US statutory rates was $10.5 million.
The new tax legislation also made Alternative Minimum Tax ("AMT") credits refundable. As a result, the Company recorded an income tax receivable for the balance of AMT credits of $1.6 million.
As noted above, the Company is still evaluating the complete tax effects of the enactment of the TCJA and there are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions in the TCJA. In the absence of guidance on these matters and until the 2017 tax returns are finalized, which the Company expects to occur by October 2018, the Company expects to use what it believes are reasonable interpretations and assumptions in applying the TCJA for purposes of determining its cash tax liabilities and results of operations, which may change as it receives additional clarification and implementation guidance. Despite the fact that the Company has not yet prepared its tax returns for 2017 it does not expect to identify any overall material adverse effect on its tax liability and financial condition.

16. Net (loss) income per share
Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of shares outstanding for the period. Diluted net (loss) income per share reflects the potential dilution that would occur if outstanding share-based instruments were executed. The following table provides computations of the Company's basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Years ended December 31,
	2017	2016	2015
Net (loss) income	$(23,664)	$(1,700)	$44,253
Weighted average common shares:
Basic	177,677,996	146,295,998	132,279,526
Effect of:
Share options	—	—	3,682,637
Warrants	—	—	2,792,283
Restricted share units(1)	—	—	244,512
Diluted	177,677,996	146,295,998	138,998,958
Net (loss) income per share
Basic	$(0.13)	$(0.01)	$0.33
Diluted	$(0.13)	$(0.01)	$0.32
(1) Represents restricted share units with time based and performance based vesting criteria.
For the years ended December 31, 2017, 2016, and 2015, the impact of dilutive share-based instruments was determined using the Company's average share price, which was CDN$4.77, CDN$5.21, and CDN$2.99, respectively.
Diluted net (loss) income per share excludes share-based instruments in periods where inclusion would be anti-dilutive. During the years ended December 31, 2017 and 2016, the Company's basic weighted average common shares and diluted weighted average common shares were the same because the effects of potential execution was anti-dilutive due to the Company's net loss. Had the Company generated net income during the year ended December 31, 2017, the effects from executing 2,748,530 warrants, 1,854,886 share options, and 401,947 restricted share units would have been included in the diluted weighted average common shares calculation. During the year ended December 31, 2016, had the Company generated net income, the effects from executing 4,864,803 warrants, 3,292,032 share options, and 722,852 restricted share units would have been included in the diluted weighted average common shares calculation.
17. Quarterly financial information (unaudited)
Summarized quarterly results for the years ended December 31, 2017, and 2016 are as follows (in thousands, except per share amounts):

	Quarters
2017	First	Second	Third	Fourth	Year
Revenues	$41,710	$86,792	$48,853	$63,296	$240,651
Cost of sales	37,637	58,805	43,175	67,238	206,855
Gross profit	4,073	27,987	5,678	(3,942)	33,796
Net (loss) income	(10,227)	7,692	(13,392)	(7,737)	(23,664)
Basic net (loss) income per share	(0.06)	0.04	(0.08)	(0.04)	(0.13)
Diluted net (loss) income per share	(0.06)	0.04	(0.08)	(0.04)	(0.13)
2016
Revenues	$36,441	$49,993	$55,641	$56,100	$198,175
Cost of sales	26,134	29,002	34,659	47,705	137,500
Gross profit	10,307	20,991	20,982	8,395	60,675
Net (loss) income	(6,663)	(4,484)	7,269	2,178	(1,700)
Basic net (loss) income per share	(0.05)	(0.03)	0.05	0.02	(0.01)
Diluted net (loss) income per share	(0.05)	(0.03)	0.05	0.02	(0.01)

18. Segment information
The Company's reportable segments are comprised of operating units which have revenues, earnings or losses, or assets exceeding 10% of the respective consolidated totals, each of which is reviewed by the Company’s Chief Executive Officer to make decisions about resources to be allocated to the segments and to assess their performance. The tables below summarizes segment information (in thousands):

Year ended December 31, 2017	Fire Creek	Midas	Hollister	Aurora	True North	Corporate and other	Total
Revenues	$141,792	$59,570	$6,722	$—	$32,567	$—	$240,651
Cost of sales
Production costs	53,874	45,018	7,228	—	28,191	—	134,311
Depreciation and depletion	20,414	18,891	1,457	—	7,016	—	47,778
Write-down of production inventories	—	5,133	6,519	—	13,114	—	24,766
	67,504	(9,472)	(8,482)	—	(15,754)	—	33,796
Other operating expenses
General and administrative	927	943	466	37	961	16,067	19,401
Exploration	2,750	476	4,781	—	239	—	8,246
Development and projects costs	—	—	10,553	1,121	—	—	11,674
Asset retirement and accretion	(266)	(2,463)	(204)	1,010	51	—	(1,872)
Loss on equipment disposal	36	340	—	—	(24)	—	352
Income (loss) from operations	$64,057	$(8,768)	$(24,078)	$(2,168)	$(16,981)	$(16,067)	$(4,005)
Capital expenditures	$25,991	$16,252	$6,716	$1,554	$14,472	$648	$65,633
Total assets	$50,577	$79,878	$129,330	$17,783	$68,895	$45,092	$391,555

Year ended December 31, 2016	Fire Creek	Midas	Hollister	Aurora	True North	Corporate and other	Total
Revenues	$125,026	$63,806	$—	$—	$9,343	$—	$198,175
Cost of sales
Production costs	46,246	49,599	—	—	10,544	—	106,389
Depreciation and depletion	11,612	13,272	—	—	3,358	—	28,242
Write-down of production inventories	—	474	—	—	2,395	—	2,869
	67,168	461	—	—	(6,954)	—	60,675
Other operating expenses
General and administrative	835	835	—	—	126	14,008	15,804
Exploration	8,754	4,011	—	—	—	—	12,765
Development and projects costs	—	—	3,406	16	5,531	—	8,953
Asset retirement and accretion	168	725	1,629	63	68	—	2,653
Business acquisition costs	—	—	1,094	—	1,159	—	2,253
Provision for legal settlement	2,850	—	—	—	—	150	3,000
Loss on equipment disposal	—	—	—	—	17	109	126
Income (loss) from operations	$54,561	$(5,110)	$(6,129)	$(79)	$(13,855)	$(14,267)	$15,121
Capital expenditures	$23,779	$23,835	$808	$615	$11,246	$1,433	$61,716
Total assets	$47,606	$99,141	$113,990	$15,164	$50,171	$53,906	$379,978

Year ended December 31, 2015	Fire Creek	Midas	Hollister	Aurora	True North	Corporate and other	Total
Revenues	$95,023	$59,058	$—	$—	$—	$—	$154,081
Cost of sales
Production costs	37,394	45,924	—	—	—	—	83,318
Depreciation and depletion	7,824	14,628	—	—	—	—	22,452
Write-down of production inventories	—	1,201	—	—	—	—	1,201
	49,805	(2,695)	—	—	—	—	47,110
Other operating expenses
General and administrative	515	515	—	—	—	11,345	12,375
Exploration	3,166	6,647	—	—	—	—	9,813
Asset retirement and accretion	55	816	—	—	—	—	871
Business acquisition costs	—	—	—	—	—	328	328
Loss on equipment disposal	—	352	—	—	—	—	352
Income (loss) from operations	$46,069	$(11,025)	$—	$—	$—	$(11,673)	$23,371
Capital expenditures	$18,749	$16,395	$—	$—	$—	$1,454	$36,598
Total assets	$39,453	$124,191	$—	$—	$—	$39,179	$202,823
Geographic Information
The following table provides a summary of long-lived assets by location (in thousands):

	December 31,
Long-lived assets, net:	2017	2016
Nevada (Fire Creek, Midas, Hollister, Aurora, and Corporate and other)	$236,497	$237,105
Canada (True North and Ogama-Rockland)(1)	52,953	39,118
Total	$289,450	$276,223
(1) Ogama-Rockland was acquired in 2017.
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

		Years ended December 31,
Customer	Segments reporting revenue	2017	2016	2015
Auramet International, LLC	Fire Creek, Midas, Hollister, True North	$193,987	$80,368	$97,585
Investec Bank Plc	Fire Creek, Midas, Hollister, True North	36,503	94,550	—
Franco-Nevada GLW Holdings Corp.	Midas	10,120	9,981	8,636
Waterton Global Value, L.P.	Fire Creek	—	13,276	42,780
Asahi Refining, Inc. (formerly Johnson Matthey Inc.)	Fire Creek, Midas	41	—	5,080
		$240,651	$198,175	$154,081

19. Supplemental cash flow information
The following table provides a summary of significant supplemental cash flow information:

	Years ended December 31,
	2017	2016	2015
Cash paid for federal and state income taxes	$691	$1,915	$8,177
Cash paid for interest	4,117	5,339	7,298
Mobile equipment acquired through capital lease obligations	1,624	145	1,371
Change in accounts payable related to purchase of mineral properties, plant and equipment	935	—	—
Common shares issued for Bison Arrangement	6,892	—	—
Common shares and warrants issued for Hollister Acquisition	—	29,568	—
Mineral properties, plant and equipment acquired through Promissory Note	—	12,000	—
20. Employee benefit plan
401(k) Plan
The Klondex Mines Gold & Silver Mining Company 401(k) Plan (the “401(k) Plan”) is a defined contribution plan that is available to all U.S. based employees of the Company and is sponsored by the Company. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and Section 401(k) of the Internal Revenue Code. Administrative fees of the 401(k) Plan can be paid by the Company or participants. Participants in the 401(k) Plan exercise control and direct the investment of their contributions and account balances among various investment alternatives. The Company matches 100% of employee salary deferrals up to 3% of eligible compensation plus an additional match of 50% on salary deferrals from 3% to 5% of eligible compensation. For the years ended December 31, 2017, 2016, and 2015, the Company’s matching contributions totaled $1.1 million, $0.8 million, and $0.7 million, respectively.
Canada Registered Retirement Savings Plan
The Klondex Canada Ltd.'s Group Registered Retirement Savings Plan (the "Group RRSP") is available to all Canadian employees and is sponsored by the Company. The Group RRSP is subject to the provisions of the Income Tax Act and guided by the Capital Accumulation Plan Guidelines. There are no administrative fees for the Group RRSP.  Participants in the Group RRSP exercise control and direct the investment of their contributions and account balances among various investments offered and may receive advice from a registered investment adviser. The Company matches employee contributions to the plan up to 3% of eligible compensation. For the years ended December 31, 2017 and 2016, the Company's matching contributions totaled $0.2 million and nil as the Group RRSP was established at the end of 2016.
21. Commitments and contingencies
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
Royalty commitments
Certain patented and unpatented mining claims at all mine sites are subject to lease and royalty agreements that require payments to holders based on minimum annual payment schedules and/or a percentage of the mineral values produced from, or transported through, the royalty claims. Amounts due pursuant to royalty agreements are not recorded in the Consolidated Financial Statements until such time when the amounts are actually payable. The primary type of royalty agreement applicable to the mine sites is a net smelter return ("NSR") royalty. Under an NSR royalty, the amount paid by the Company to the royalty holder is generally calculated as the royalty percentage multiplied by the market value of the minerals produced less charges and costs for milling, smelting, refining, and transportation. During the years ended December 31, 2017, 2016, and 2015, the Company paid $0.2 million, $0.2 million, and $0.1 million, respectively, all of which were related to minimum and advance royalty payments.
22. Subsequent events
On January 9, 2018, the Company announced a change in its operations in Canada, which includes the immediate reduction of underground mining operations and workforce at its True North mine in Manitoba, Canada.

Following an extensive review of recent operational performance at True North, the Company has decided to limit underground mining to areas already developed. Once these areas are depleted, underground mining will be suspended. The decision was largely based on the site’s inability to achieve planned operating and cash flow metrics in 2017. The mine will be placed on care and maintenance status after the developed areas are mined to review strategic options and to provide optionality at higher metal prices. The Company will continue to process tailings, as contained in its reserve estimate, through the mill for the foreseeable future in order to maximize cash flow and offset expected care and maintenance costs.
On February 13, 2018, the Revolver was amended to increase the borrowing capacity by $5.0 million from the December 31, 2017 borrowing capacity. This increase relates to an inventory draw, subject to certain adjustments, which added to the aggregate amount available to the Company under the Revolver, thereby increasing the borrowing capacity from $40.0 million to $45.0 million.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) of the Exchange Act and the rules of the Canadian Securities Administrators, as at December 31, 2017. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at December 31, 2017.
Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a‑15(f) and 15d‑15(f) of the Exchange Act and National Instrument 52‑109 Certification of Disclosure in Issuers' Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at December 31, 2017, the Company’s internal control over financial reporting was effective.
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
Changes in Internal Control over Financial Reporting
The material weakness related to the calculation and presentation of deferred tax assets and liabilities arising from the transition of the Company's financial statements from International Financing Reporting Standards to GAAP as reported in our Annual Report on Form 10-K for the year ended December 31, 2016 has been remediated as at December 31, 2017. Our remediation included the Company's review of its staffing relating to complex accounting issues, along with the engagement of additional internal and external personnel with technical accounting expertise, to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex transactions are directly involved in the review and accounting evaluation of our complex transactions.
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

Item 9B. Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Items 401, 405, 406, and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in the Company's definitive 2017 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company's fiscal year ended December 31, 2017 (the "2017 Proxy Statement") and is hereby incorporated by reference thereto.
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
Item 11. Executive Compensation
The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company's 2017 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company's fiscal year ended December 31, 2017 and is hereby incorporated by reference thereto.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company's 2017 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company's fiscal year ended December 31, 2017 and is hereby incorporated by reference thereto.
The following table provides information as of December 31, 2017, regarding compensation plans under which equity securities of the Company are authorized for issuance.

	December 31, 2017
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)	Weighted average exercise price or grant date fair value of outstanding options, warrants, and rights (CDN$)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Share Option and Restricted Share Unit Plan (the "New Share Plan")
Restricted share units(1)	1,721,305	5.24	5,220,484	(2)
Share options	300,000	$6.60	9,954,033	(2)
Share Incentive Plan (the "Legacy SIP")
Restricted share units	242,809	3	—
Share options	3,767,583	$2.47	—
Equity compensation plans not approved by security holders:	—	—	—
Total	6,031,697	$2.78	9,954,033	(2)
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
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company's 2017 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company's fiscal year ended December 31, 2017 and is hereby incorporated by reference thereto.
Item 14. Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A will be contained in the Company's 2017 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company's fiscal year ended December 31, 2017 and is hereby incorporated by reference thereto.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this report:
(1) Financial Statements - Included in Part II, Item 8. Financial Statements and Supplementary Data
(2) Financial Statement Schedules - Not applicable
(3) Exhibits - See Exhibit Index.
Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit		Filed with this		Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Exhibit	Date Filed
2.1	Stock Purchase Agreement dated December 4, 2013, between Newmont USA Limited, Klondex Holdings (USA) Inc., and Klondex Mines Ltd.		8-K	001-37563	2.1	3/15/2017
2.2#*	Membership Interest Purchase Agreement dated July 25, 2016, among Waterton Precious Metals Fund II Cayman, LP, Waterton Nevada Splitter, LLC, Klondex Holdings (USA) Inc., and Klondex Mines Ltd.		8-K/A	001-37563	2.1	7/27/2017
2.3#*	Asset Purchase Agreement dated December 16, 2015, among Klondex Canada Ltd., Klondex Mines Ltd. and Shoreline Gold Inc.		8-K/A	001-37563	2.2	7/27/2017
3.1	Notice of Articles of Klondex Mines Ltd.		S-8	333-215156	4.1	12/16/2016
3.2	Articles of Klondex Mines Ltd.		S-8	333-215156	4.1	12/16/2016
10.1#	Gold Purchase Agreement dated February 11, 2014, between Klondex Mines Ltd. and Franco-Nevada GLW Holdings Corp.		8-K/A	001-37563	10.5	7/27/2017
10.2#	Secured Revolving Facility Agreement dated March 23, 2016, between Klondex Mines Ltd. certain subsidiaries of Klondex Mines Ltd., and Investec Bank PLC		8-K/A	001-37563	10.1	7/27/2017
10.3	First Amendment to Secured Revolving Facility Agreement between Klondex Mines Ltd. certain subsidiaries of Klondex Mines Ltd., and Investec Bank PLC dated October 28, 2016		8-K/A	001-37563	10.2	7/27/2017
10.4	Second Amendment to Secured Revolving Facility Agreement between Klondex Mines Ltd. certain subsidiaries of Klondex Mines Ltd., and Investec Bank PLC dated March 6, 2017		8-K/A	001-37563	10.3	7/27/2017
10.5#	Third Amendment to Secured Revolving Facility Agreement between Klondex Mines Ltd. certain subsidiaries of Klondex Mines Ltd., and Investec Bank PLC dated March 31, 2017		8-K/A	001-37563	10.4	7/27/2017
10.6	Fourth Amendment to Secured Revolving Facility Agreement between Klondex Mines Ltd. certain subsidiaries of Klondex Mines Ltd., and Investec Bank PLC dated December 21, 2017	X
10.7	Fifth Amendment to Secured Revolving Facility Agreement between Klondex Mines Ltd. certain subsidiaries of Klondex Mines Ltd., and Investec Bank PLC dated February 13, 2018	X
10.8†	Employment Agreement - Paul Huet		8-K	001-37563	10.2	3/15/2017
10.9†	Employment Agreement - Barry Dahl		8-K	001-37563	10.1	3/15/2017
10.10†	Employment Agreement - John Seaberg		8-K	001-37563	10.3	3/15/2017
10.11†	Employment Agreement - Michael Doolin		8-K	001-37563	10.5	3/15/2017
10.12†	Employment Agreement - Brian Morris		8-K	001-37563	10.4	3/15/2017

10.13†	Employment Agreement - John Antwi		8-K	001-37563	10.7	3/15/2017
10.14†	Employment Agreement - Brent Kristof		8-K	001-37563	10.6	3/15/2017
10.15†	Klondex Mines Ltd. Share Option and Restricted Share Unit Plan		6-K	001-37563	Schedule B of Exhibit 99.2	5/19/2016
10.16†	Klondex Mines Ltd. Deferred Share Unit Plan		10-K	001-37563	10.12	3/23/2017
10.17†	Klondex Mines Ltd. Share Incentive Plan		S-8	333-215156	4.2	12/16/2016
21.1	Subsidiaries of Klondex Mines Ltd.	X
23.1	Consent of PricewaterhouseCoopers LLP	X
23.2	Consent of Practical Mining LLC	X
23.3	Consent of Mark Odell	X
23.4	Consent of Laura Symmes	X
23.5	Consent of Sarah Bull	X
23.6	Consent of Adam Knight	X
23.7	Consent of Brian Morris	X
23.8	Consent of Robert Thomason	X
23.9	Consent of John Rust	X
23.10	Consent of William Stone	X
23.11	Consent of Fred Brown	X
23.12	Consent of Alfred Hayden	X
23.13	Consent of David Orava	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350	X
95.1	Mine Safety Disclosure	X
99.1	Amended and Restated Technical Report titled “Preliminary Feasibility Study for the Midas Mine, Elko County, Nevada” dated April 2, 2015, with an effective date of August 31, 2014		40-F	001-37563	99.115	9/21/2015
99.2	Amended and Restated Technical Report titled “Technical Report and Pre-Feasibility Study for the Hollister Underground Mine, Elko County, Nevada” dated August 9, 2017, with an effective date of May 31, 2017		8-K	001-37563	99.1	8/10/2017
99.3	Amended and Restated Technical Report titled “Technical Report for the Fire Creek Project, Lander County, Nevada, Amended” dated March 2, 2018, with an effective date of November 30, 2017		8-K	001-37563	99.1	3/5/2018
99.4	Technical Report titled “Technical Report for the True North Mine, Bissett, Manitoba, Canada” dated May 12, 2017, with an effective date of March 31, 2017		8-K	001-37563	99.1	5/18/2017
101.INS	XBRL Instance Document***	X
101.SCH	XBRL Taxonomy Extension Schema***	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase***	X
101.LAB	XBRL Taxonomy Extension Label Linkbase***	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***	X
#Confidential treatment has been granted for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.
*Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.

†Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***The following financial information from Klondex Mines Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of (Loss) Income, Condensed Consolidated Statements of Comprehensive (Loss) Income, Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Statements of Shareholders' Equity, and Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLONDEX MINES LTD.
Registrant
Date:	March 14, 2018	By:	/s/ Paul Andre Huet
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Andre Huet	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2018
Paul Andre Huet

/s/ Barry Dahl	Chief Financial Officer and Authorized U.S. Representative (Principal Financial Officer and Principal Accounting Officer)	March 14, 2018
Barry Dahl

/s/ Richard J. Hall	Chairman of the Board and Director	March 14, 2018
Richard J. Hall

/s/ Blair Schultz	Director	March 14, 2018
Blair Schultz

/s/ Rodney Cooper	Director	March 14, 2018
Rodney Cooper

/s/ Mark Daniel	Director	March 14, 2018
Mark Daniel

/s/ Jamie Haggarty	Director	March 14, 2018
Jamie Haggarty

/s/ William Matlack	Director	March 14, 2018
William Matlack

/s/ Charles Oliver	Director	March 14, 2018
Charles Oliver