Form 10-K/A
period 2017-12-31
KLONDEX MINES LTD
filed 2018-04-30
CIK 1311605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

(Amendment No. 1)
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
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Klondex Mines Ltd. ("we,""us,""Klondex" or the "Company") for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on March 14, 2018 (the “Original Filing”). We are filing this Amendment for the primary purpose of including the information required by Items 10 through 14 of Part III of Form 10-K that was not included in the Original Filing, as the Company will not be filing a definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2017. This Amendment amends and restates Items 10 through 14 of Part III and the cover page of the Original Filing in their entirety.
Additionally, the Exhibit Index in Item 15 of Part IV of the Original Filing is hereby amended and restated in its entirety to include the Arrangement Agreement and, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the new certifications of our principal executive officer and principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the new certifications have been omitted. Because no financial statements are contained in this Amendment, we are not filing new certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act.
Except as described above, no other changes have been made to the Original Filing. Except as reflected herein, this Amendment speaks as of the filing date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s filings with the SEC subsequent to the filing of the Original Filing.
Unless stated otherwise or the context otherwise requires, all references to dollar amounts in this Amendment are references to United States dollars. References to “US$” are to United States dollars and references to “C$” are to Canadian dollars.

Pending Transaction with Hecla Mining Company
On March 16, 2018, we entered into an arrangement agreement (the “Arrangement Agreement”) with Hecla Mining Company (“Hecla”) and 1156291 B.C. Unlimited Liability Company, a wholly-owned subsidiary of Hecla. Under the terms of the Arrangement Agreement, Hecla will acquire (the “Acquisition”) all of the outstanding shares of Klondex (the “Klondex Shares”), and Klondex’s shareholders will receive, for each Klondex Share, consideration with a value of US$2.71. The consideration will consist of (i) the equivalent of US$2.47 in either cash only, shares of Hecla common stock (“Hecla Shares”) only, or a combination of cash and Hecla Shares, plus (ii) the equivalent of US$0.24 in shares of a new company formed to hold Klondex’s Canadian assets.
The Acquisition is expected to close in the second quarter of 2018, subject to certain conditions, including approval by the Supreme Court of British Columbia, receipt of certain other regulatory approvals and approval by our shareholders at an annual and special meeting.
In connection with the Acquisition, Hecla has entered into support letter agreements with each of Sentry Investments Inc. and CI Investments Inc. pursuant to which each of Sentry Investments Inc. and CI Investments Inc. has agreed to vote their Klondex Shares in favor of the Acquisition. Additionally, Hecla has entered into (i) separate voting agreements with each of William Matlack, Blair Schultz, Paul Huet, Richard Hall, Barry Dahl, James Haggarty, and Rodney Cooper, pursuant to which each of the aforementioned directors and officers of the Company has agreed to support the Acquisition, and (ii) separate support agreements with each of Brian Morris, Charles Oliver, John Antwi, Mark Daniel, and Michael Doolin, pursuant to which each of the aforementioned directors and officers of the Company has agreed to, among other things, cooperate with the Company and Hecla to successfully complete the Acquisition.

KLONDEX MINES LTD.
FORM 10-K/A

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers of the Company
The following table sets forth information regarding the members of the Board of Directors (the “Board”) and the executive officers of the Company. The term for each director expires at the next annual meeting of the Shareholders of the Company (the "Shareholders") or at such time as a qualified successor is appointed, upon ceasing to meet the qualifications for election as a director, upon death, upon removal by the Shareholders or upon delivery or submission to the Company of the director's written resignation, unless the resignation specifies a later time of resignation. Each executive officer shall hold office until the earliest of the date the officer's resignation becomes effective, the date a successor is appointed or the officer ceases to be qualified for that office, or the date the officer is terminated by the Board. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s) with the Company
Rodney Cooper	60	Director
Mark J. Daniel	71	Director
James Haggarty	53	Director
Richard J. Hall	67	Director and Chairman
Paul Huet	49	President and Chief Executive Officer and Director
William Matlack	63	Director
Charles Oliver	55	Director
Blair Schultz	41	Director
Barry Dahl	54	Chief Financial Officer and Corporate Secretary
Mike Doolin	56	Chief Operating Officer
Brian Morris	57	Senior VP, Exploration
John Antwi	50	Senior VP, Strategic Development
Rodney Cooper has served on our Board since August 2012. Mr. Cooper is currently a director of Moneta Porcupine Mines Inc. Mr. Cooper has been involved in the mining industry for over 30 years, with broad experience in technical services, operations, project management, investment evaluation and finance. He is a mining engineer, having obtained the P.Eng. designation, and a past director of the Mining Association of Canada and the Alberta Chamber of Resources. Mr. Cooper is currently Chief Operating Officer of Labrador Iron Mines Holdings, a position he has occupied since December 2011, and formerly served as its President. He previously served as Vice President and Senior Analyst at Dundee Securities, Chief Operating Officer at Baffinland Iron Mines Corporation and Vice President Technical Services at Kinross Gold Corporation. His experience in gold mining extends over 20 years, including extensive work in the western United States, including Nevada. Mr. Cooper's underground design, development and operations experience is directly applicable to the Company's projects. He graduated with Honours in Applied Science, Mining Engineering, from Queens University, in Kingston, Ontario and earned his MBA from the University of Toronto.
Mark J. Daniel has served on our Board since June 2015. Mr. Daniel is currently a director of Alamos Gold Inc. and previously served on the board of directors of AuRico Gold Inc. from October 2011 to July 2015. From August 2013 to December 2015, Mr. Daniel was a consultant at Anglo American. Mr. Daniel was formerly Vice President, Human Resources for Vale Canada (formerly Inco Limited). Prior to that, he worked with the Bank of Canada and a number of other federal agencies before joining the Conference Board of Canada. During Mr. Daniel's 15 year career with the Conference Board, he benchmarked leadership and management practices in some of the most successful companies in North America, Europe and Japan. Mr. Daniel holds a PhD in Economics. Mr. Daniel's principal occupation during the past five years includes; Director of Alamos Gold Inc. since July 2015; Director of AuRico Gold Inc. from October 2011 to July 2015; Consultant at Anglo American from August 2013 to December 2015; Vice President, Human Resources for Vale Canada (formerly Inco Limited) from October 1996 to January 2007.
James Haggarty has served on our Board since June 2012. Mr. Haggarty is a Chartered Professional Accountant (C.P.A. and C.A.) and holds an Honours Bachelor of Commerce degree from the University of Windsor. Mr. Haggarty's career has covered a range of industries from broadcasting, telecommunications, mining and public accounting. He has held senior executive positions as Chief Executive Officer, Executive VP Operations, VP Financial Operations, and VP Corporate Development with public and private companies including the Sim International where he currently is President and Chief Executive Officer. From November 2015 to March 2016, Mr. Haggarty was the Managing Director of Gibraltar Growth Corporation, a company listed on the Toronto Stock Exchange (“TSX”) and was on Gibraltar's Board until June 2016. Prior to that, Mr. Haggarty was the Chief Executive Officer of SHOP.CA, a technology and e-commerce company, from April 2014 to October 2015. From 2012 to April 2014, Mr. Haggarty served as President of J.E.L.L. Advisors, a consulting firm he founded in 2012. From April 2005 to February 2012, Mr. Haggarty was Executive Vice

President at Rogers Communications Inc. Mr. Haggarty has extensive experience with audit committees and public company boards throughout his career, stemming back to 1993 with Inmet Mining (formerly Metal Mining). Mr. Haggarty currently serves on the board of directors of GreenSpace Brands Inc., a TSX listed company, and he previously was a member of the board of directors of Gibraltar Growth Corporation, also listed on the TSX. Mr. Haggarty is a volunteer board member of the Toronto Blue Jays Care Foundation.
Richard J. Hall was appointed Chairman of the Company in 2014. He brings over 45 years of exploration, development, mining and corporate experience to the Company. Mr. Hall currently also serves as a director of IAMGOLD Corporation and Orla Mining Ltd., positions he has occupied since March 2012 and June 2015, respectively, and is lead director of Kaminak Gold Corporation. He formerly served as President and Chief Executive Officer of Northgate Minerals Corp. from July 2011 until it was acquired in October 2011 by AuRico Gold Inc., which was subsequently acquired by Alamos Gold Inc. He also served as President and Chief Executive Officer of Metallica Resources. While at Metallica Resources he was involved in the merger with Peak Gold Ltd. and New Gold Inc. to form what is now New Gold Inc. Over the past 10 years, Mr. Hall has consulted for the mineral industry and has served on a number of resource sector boards of directors including as Chairman of Premier Gold Mines Limited from April 2010 to June 2012, and Chairman of Grayd Resources from September 2008 until its acquisition by Agnico Eagle Mines Limited in November 2011. Mr. Hall has also served on numerous audit, compensation and governance committees during his career as well as chairing several special independent committees of the Board during various corporate situations. He is involved in various capacities in several non-profit organizations including: Past President and Life Member of the American Exploration and Mining Association, formerly the Northwest Mining Association; Director of the Denver Gold Group; and a member of both the Investment Committee and the Audit Committee of the Society of Economic Geologists (SEG). Mr. Hall holds a Bachelor and a Master's Degree in Geology and an MBA from Eastern Washington University. He has also completed an Executive Development Program at the University of Minnesota. He is a member of the National Association of Corporate Directors and has completed the Institute of Chartered Secretaries and Administrators (ICSA) Directors Education Program and is a member of ICSA.
Paul Huet has served as our President and Chief Executive Officer and as a member of our Board since September 2012. Mr. Huet brings over 31 years of mining experience and has supervised mine operations, mine engineering, geology and mine safety in Nevada. Prior to joining the Company, Mr. Huet served as Chief Operating Officer of Premier Gold Mines Limited and oversaw its gold projects. Mr. Huet also previously served as General Manager at the Hollister mine for five years and was Mine Manager at the Midas Mine, prior to it being acquired by the Company and while operating under Newmont and Franco-Nevada ownership, serving in several roles during his seven-year tenure. Mr. Huet earned an Honours degree in Mining Engineering Technology from Haileybury School of Mines in Ontario and an Executive MBA from the Stanford University School of Business. Prior to joining Klondex, Mr. Huet was Chief Operating Officer of Premier Gold Mines Limited from September 2011 to August 2012 and General Manager of Nevada Great Basin Gold from April 2007 to August 2011.
William Matlack has served on our Board since June 2012. Mr. Matlack is an investment banker, private investor, and mineral explorer. He has 20 years of experience in the mining industry, primarily with major gold mining companies, followed by 19 years in mining finance in the securities industry, including positions in metals and mining equity research with major brokerage firms. He currently specializes in metals and mining investment banking with Scarsdale Equities LLC, a firm he has been associated with since November 2006. His gold industry experience includes contributions to several world-class gold discoveries with Santa Fe Pacific Gold Corp. (now Newmont Mining Corporation) and Gold Fields. He served as Interim Chief Executive Officer of the Company in 2012. He has a B.A. in Geology from Carleton College and a M.S. in Geology from the University of Minnesota.
Charles Oliver has served on our Board since December 2015. Mr. Oliver is a CFA, has an HB.Sc. in Geology, and brings to Klondex over 25 years of experience as an award winning fund manager. He retired from Sprott Asset Management in January 2015, where he had served as Lead Portfolio Manager of the Gold and Precious Metals Fund from January 2008. Mr. Oliver served as a board member of Integra Gold Corp. until it was acquired by Eldorado Gold in July 2017. Mr. Oliver currently serves as a director of Orezone Resources Corp. and Cabral Gold Ltd. He began his career as a field geologist in Québec after which, he moved to Toronto to work as a trader and broker, eventually joining the buy-side at AGF Funds where he was Senior Vice President and Lead Portfolio Manager of several funds including their Precious Metals Funds.
Blair Schultz has served on our Board since June 2012. He served as chairman of the Company from 2012 to 2014, and as an executive director from September 2014 to June 2015. Mr. Schultz has over 20 years of capital markets experience. He recently served as the President and Chief Executive Officer of Langhaus Financial Partners Inc. from October 2016 to September 2017. Mr. Schultz currently serves as a director of Eastmain Resources Inc., OK2 Minerals Ltd. and Ring the Bell Capital Corporation and was previously, from July 2015 to April 2016, a director of VMS Ventures Inc. where he was chair of the special committee overseeing the sale of VMS to Royal Nickel Corporation. Prior to his time at Klondex, Mr. Schultz spent 13 years, from 2001 to 2014, with K2 & Associates Investment Management Inc., a hedge fund in Toronto, where he was Vice President and held various positions most notably, Head of Special Situation, Portfolio Management and Trading. Before K2, Mr. Schultz worked for Canada Life, TD Securities, Trimark and Perigee Investment Counsel in debt private placements, interest rate derivatives and equity research. He is also a part owner and director of RYR Sports Inc., a hockey equipment manufacturer based in Toronto, Canada. Mr. Schultz holds an Honours Bachelor of Mathematics degree from the University of Waterloo with a Business Administration option from Wilfred Laurier University.

Barry Dahl has served as our Chief Financial Officer since November 2013. He is also the Corporate Secretary. He brings a wealth of experience to Klondex, most recently from junior gold producer Argonaut Gold, where he served as Chief Financial Officer from 2009 to 2013. Prior to that, he served as Andean Resources Corporate Controller in 2009, Hettinger Welding LLC's Corporate Controller and Chief Financial Officer from 2007 to 2009, and Meridian Gold Inc.'s Director of External Reporting and Internal Controls from 2003 to 2007. Mr. Dahl holds a B.S. Accounting from Brigham Young University, an MBA from the New York Institute of Technology, and received his Certified Public Accountant designation by the Texas State Board of Public Accountancy.
Mike Doolin has been our Chief Operating Officer since March 2016 and, before then, served as our Vice President, Business Development and Technical Services from November 2012 to March 2016. He is a 30-year veteran of the mining industry with substantial experience in the design and permitting of mining projects, extensive work in milling, metallurgy and assay operations, and a vast knowledge in permitting and milling. He also brings years of experience successfully managing small and large teams on multiple projects. He served most recently with Great Basin Gold as the Esmeralda Mill Manager where he was responsible for all on-site operations from April 2010 to November 2013. Mr. Doolin’s experience also includes tenures with McClelland Laboratories, Eagle Picher Minerals, GD Resources, Marigold Mining, Corona Gold, and Round Mountain Gold, all in Nevada gold country.
Brian Morris has been our Senior Vice President of Exploration since January 2015. He has over 30 years of experience in the mining industry. His previous experience encompasses senior positions in geology, exploration and underground production for several North American companies and their subsidiaries, including Hecla, Barrick and Newmont. Mr. Morris was President of American Mining and Tunneling from June 2013 to December 2014 and VP Exploration of Premier Gold Mines Limited from November 2011 to June 2013. Mr. Morris’ tenure at the Midas Mine was from 2002 to 2007 and he was involved in district exploration, underground near mine resource expansion and production. At Hollister, Mr. Morris was Chief Geologist until being promoted to VP of Geology and Business Development. He is considered to be an expert in both epithermal vein systems and Carlin style deposits, and has a substantial understanding of Klondex’s four operations in Nevada and Canada. Mr. Morris holds a Bachelor’s degree in Geology from Humboldt State University in California.
John Antwi has been our Senior Vice President of Corporate Development and Planning since January 2018 and, before that, was our Senior Vice President of Strategic Development from June 2016 to January 2018. He has over 26 years of mining industry experience and most recently served as the Regional Director for Business Development for Newmont Mining Corporation in North America from November 2009 to June 2016. Prior to joining Newmont, he was a Geology Superintendent at AngloGold Ashanti where he worked for 13 years and managed technical projects. Mr. Antwi is a geological engineering graduate of Kwame Nkrumah University of Science and Technology and holds a Master’s degree in Mineral Economics from Colorado School of Mines.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of our common shares, to file reports of beneficial ownership and changes in beneficial ownership of our common shares with the SEC on Form 3 (Initial Statement of Beneficial Ownership of Securities), Form 4 (Statement of Changes of Beneficial Ownership of Securities) and Form 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our common shares are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they filed.
Based solely on our review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2017, all our directors, executive officers, and beneficial owners of more than 10% of our common shares complied with Section 16(a) filing requirements applicable to them.
Nominating Procedures
No material changes to the procedures by which security holders may recommend nominees to the Board have been implemented since the Company’s disclosures in its Proxy Statement filed with the SEC on April 11, 2017.

Audit Committee
The Board has a separately designated standing audit committee (the "Audit Committee"). The members of the Audit Committee are James Haggarty (Chair), Rodney Cooper and William Matlack. All of the members of the Audit Committee are deemed to be "independent" for purposes of the applicable NYSE American listing standards, SEC rules and National Instrument 52-110 - Audit Committees ("NI 52-110"), and "financially literate", as defined in NI 52-110. Further, the Board has determined that at least one member of the Audit Committee, Mr. Haggarty, qualifies as an "audit committee financial expert", as defined in the applicable SEC rules. For an overview of Mr. Haggarty's relevant experience, see "Directors and Executive Officers of the Company" above.

Ethical Business Conduct
The Board has adopted a written code of conduct and ethics that applies to all employees, officers and directors of the Company and its subsidiaries, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the code of conduct and ethics, entitled "Code of Ethics, Trading Restrictions and Whistleblowing" (the "Code"), is available on the Company’s website at http://klondexmines.adnetcms.com/assets/docs/code-of-ethics-trading-restrictions-and-whistleblowi.pdf. The Code also contains insider trading restrictions to ensure compliance with insider trading restrictions under applicable securities laws, as well as a formal whistleblowing policy to deal with possible violations of the Code.
The Board encourages and promotes an overall culture of ethical business conduct by promoting compliance with applicable laws, rules and regulations, and advocating awareness of the guidelines and policies detailed in the Code. Through its meetings with management and other informal discussions with management, the Board believes the Company's management team likewise promotes and encourages a culture of ethical business conduct throughout the Company's operations, and the management team is expected to monitor the activities of the Company's employees, consultants and agents in that regard.
If the Company makes substantive amendments to the Code, or grants a waiver from the Code for directors or executive officers of the Company, the Company will disclose the nature of such amendments or waiver on the Company’s website or in a report on Form 8-K within four days of such amendment or waiver.
Item 11. Executive Compensation
Compensation Discussion and Analysis

Compensation Governance
The compensation and governance committee of our Board (the "Compensation and Governance Committee") is currently composed of three members: Mark J. Daniel, Richard J. Hall and Charles Oliver, all of whom are independent directors, as determined under the applicable NYSE American standards, SEC rules and National Policy 58-201 - Corporate Governance Guidelines (see "Part 28 - Statement of Corporate Governance Practices - Corporate Governance Guidelines" of this Circular). Each member of the Compensation and Governance Committee draws upon their skills and experience as directors and compensation committee members of other similar companies in the mining industry in making decisions on the suitability of the Company's compensation policies and practices.

The Company's compensation policies and programs are designed to be competitive with similar local and regional mining companies and to recognize and reward executive performance consistent with the success of the Company's business. These policies and programs are intended to attract and retain capable and experienced people. The Compensation and Governance Committee's role and philosophy is to ensure that the Company's compensation goals and objectives, as applied to the actual compensation paid to the Company's executive officers, are aligned with the Company's overall business objectives and with our Shareholders' interests.
In addition to industry comparables, the Compensation and Governance Committee considers a variety of factors when determining both compensation policies and programs and individual compensation levels. These factors include the long-range interests of the Company and its Shareholders, overall financial and operating performance of the Company and the Compensation and Governance Committee's assessment of each executive's individual performance and contribution toward meeting corporate objectives.
The function of the Compensation and Governance Committee is to assist the Board in fulfilling its responsibilities relating to the compensation practices of the executive officers of the Company. The Compensation and Governance Committee is empowered to review the compensation levels of the Company's executive officers and to report and make recommendations thereon to the Board; to review the strategic objectives of the Company's share option and other share-based compensation plans and to set share-based compensation; and to consider any other matters which, in the Compensation and Governance Committee's judgment, should be taken into account in reaching any recommendation to the Board concerning the compensation levels of the Company's executive officers.
The Board assumes responsibility for reviewing and monitoring the long-range compensation strategy for the Company's senior management, although the Compensation and Governance Committee guides it in this role. The Board determines the type and amount of compensation for the Chief Executive Officer and each of the other executive officers of the Company.
The Compensation and Governance Committee engaged an independent consulting firm, Hugessen Consulting Inc. ("Hugessen"), to provide it with independent advice on executive compensation and related governance matters in connection with the approach of the Company towards executive and director compensation. The nature and scope of services provided and to be provided by Hugessen to the Compensation and Governance Committee includes:

•	providing advice regarding NEO (as defined herein) compensation program design and pay levels;

•	providing advice regarding non-executive director compensation structure and levels;

•	providing information regarding ongoing and emerging market trends in executive compensation, director compensation and related corporate governance; and

•	providing advice to the Compensation and Governance Committee in advance of their meetings.

The Compensation and Governance Committee reviews and considers the information and advice provided by Hugessen, among other factors, when it makes its recommendations to the Board for approval. The Board, however, makes the ultimate decisions with respect to executive compensation after considering the Compensation and Governance Committee's recommendations.
Hugessen does not provide any services to management directly and work conducted by Hugessen raises no conflicts of interest. Any services provided by Hugessen require Compensation and Governance Committee pre-approval and the Chair of the Compensation and Governance Committee approves all invoices for work performed by Hugessen. The Compensation and Governance Committee has the authority to hire and fire its independent advisor.
Hugessen was initially retained by the Company in January 2015. The table below outlines the fees paid to Hugessen over the last two years for services related to determining the compensation of our directors and officers. Hugessen did not provide any other services in 2017 or 2016.

	2016	2017
Executive Compensation-Related Fees	C$61,465	C$38,141
All Other Fees	Nil	Nil

Philosophy and Objectives
The compensation program for the Company's senior management is designed to ensure the level and form of compensation achieves certain objectives, including:

•	attracting and retaining talented, qualified and effective executives;

•	motivating the short and long-term performance of these executives; and

•	aligning their interests with the interests of the Company's Shareholders.

Peer Group
The Compensation and Governance Committee reviews the Company's compensation structure and levels relative to a peer group of companies, including base salary, target compensation and actual compensation for each NEO (as defined below) according to position title, organizational role and overall scope of responsibility. The 2017 peer group used by the Compensation and Governance Committee in making its recommendations to the Board included the following nine publicly traded mining companies with which the Company competes for executive talent and which the Company sees as its best comparables in order to ensure the Company remains competitive in attracting, motivating, and retaining highly qualified and experienced executives. Companies were selected for inclusion in the peer group after an in-depth review of many factors, including company size, geographic location, market capitalization, asset composition, degree of complexity and stage of operations.

Company
Kirkland Lake Gold Inc.
Torex Gold Resources Inc.
Premier Gold Mines Limited
Guyana Goldfields Inc.
SSR Mining Inc. (formerly Silver Standard Resources Inc.)
Fortuna Silver Mines Inc.
Richmont Mines Inc.
Mandalay Resources Corporation
Argonaut Gold Inc.

Named Executive Officers for the Fiscal Year Ended December 31, 2017
Securities legislation requires the disclosure of compensation received by each "Named Executive Officer" (or "NEO") of the Company for the three most recently completed financial years. For the 2017 year, the NEOs of the Company were the following:

•	Paul Huet, President and Chief Executive Officer;

•	Barry Dahl, Chief Financial Officer and Corporate Secretary;

•	John Antwi, Senior Vice President of Corporate Development and Planning;

•	Michael Doolin, Chief Operating Officer; and

•	John Seaberg, Former Senior Vice President of Strategic Relations and Corporate Development.

Elements of Compensation Program for the Fiscal Year Ended December 31, 2017
The compensation packages for the executive officers of the Company are generally based on a base salary, an annual cash incentive bonus based on agreed objectives and the achievement of set milestones and incentive stock options and share-based awards in the form of Klondex time-based restricted share units ("RSUs" or "time-based RSUs") and performance based RSUs ("Performance RSUs"), each granted under the Company's share incentive plan. The executive officers' compensation packages also include additional benefits, as more clearly set out under the heading "Termination and Change of Control Benefits". The Compensation and Governance Committee annually reviews the total compensation package of each of the Company's executive officers on an individual basis, against the backdrop of the compensation goals and objectives described above, and makes recommendations to the Board concerning the individual components of their compensation.
Base Salary
The Company provides executive officers with base salaries that represent a fixed element of compensation and their minimum compensation for services rendered, or expected to be rendered. Executive officers' base compensation depends on the scope of their experience, responsibilities, leadership skills, performance, length of service, general industry trends and practices, competitiveness, and the Company's existing financial resources. Base salaries are determined annually based on the Compensation and Governance Committee's recommendations to the Board.
The Compensation and Governance Committee annually reviews the base salaries of the executive officers of the Company against compensation packages and practices for executive officers in comparable positions of public companies in the mining industry (see "Peer Group" above). The Compensation and Governance Committee also reviews third party compensation reports in making its recommendations.
Cash Bonus
Annual cash incentive bonuses are a variable component of compensation designed to reward the Company's executive officers for maximizing annual operating performance. The annual cash incentive bonuses are provided in the form of bonus payments awarded by the Compensation and Governance Committee, subject to Board approval, under the Company's short-term incentive plan (the "STIP") to executives, after taking into account corporate performance and individual performance as an executive (the "STIP Bonus").
The Company's business plan requires that the focus of the Company be on exploration, project development milestones, operating efficiencies and safe, efficient and responsible (environmental and social) production growth. These measures are therefore regarded as the basis for the STIP Bonus, linking management performance with the commitments made to the Company's Shareholders.
The Compensation and Governance Committee is responsible for setting the performance measures applicable to the STIP Bonuses and for determining the extent to which such performance measures are met. The formula set out below is used to determine actual STIP Bonus awards for participants under the STIP:

Base Salary	x	Target Bonus Rate	x	[	Corporate Score Weighting	x	Corporate Score	+	Individual Score Weighting	x	Individual Score	]	=	Actual STIP Bonus
The amount of the awards may be varied from the amount calculated at the reasonable discretion of the Compensation and Governance Committee. Details relating to the determination of the NEOs' performance scores and the factors leading to the determination the STIP Bonuses paid to the NEOs for the 2017 year are set out below.

Performance Score
Individual performance is assessed on performance relative to goals and objectives determined at the beginning of the year, based on both corporate objectives and certain individualized objectives particular to each individual executive.
In assessing corporate performance, it is recognized that executive officers cannot control certain factors, such as interest rates and the international market prices for the gold and silver produced by the Company. When applying the corporate performance criteria, the Compensation and Governance Committee considers factors over which the executive officers can exercise control, such as meeting production budget targets established by the Board at the beginning of each year, controlling costs, safety performance, taking advantage of business opportunities and enhancing the competitive and business prospects of the Company. In determining payout amounts, the members of the Compensation and Governance Committee draw on their experience as directors and compensation committee members of other similar companies in the mining industry.
In assessing the 2017 personal performance score used for determining STIP Bonuses, the Compensation and Governance Committee evaluated progress against the Company's strategic plan and the written individual objectives established for each of the executive officers, which were reviewed and approved by the Compensation and Governance Committee in advance. The individual objectives used to evaluate the performance of the NEOs for the 2017 year varied as between each of the NEOs to account for the different roles served by each NEO within the Company and, as a consequence, the different goals of the Company believed by the Compensation and Governance Committee to most highly correlate with the performance of such NEO. Common corporate objectives were also set by the Compensation and Governance Committee to factor into each of the executive officers' annual incentive awards. Each of the executive officers' STIP Bonuses were determined based on what the Compensation and Governance Committee determined to be weightings between corporate and individual objectives, based on the role of the particular executive officer.
For each of the corporate objectives, the Compensation and Governance Committee adopted a four-point graduated scale of payout percentages based on meeting or exceeding such targets, with payout percentages for each corporate objective being 0%, 50%, 100% or 150%, based on the Company's performance against the specified target ranges. In all cases, the Compensation and Governance Committee retained the ability to make any discretionary adjustments it deemed to be appropriate, taking into account all factors and circumstances. As a result, when determining whether a goal was achieved, the Compensation and Governance Committee in some cases interpolated between the pre-defined payout percentages depending on actual performance. Similarly, in assessing the executive officers' level of achievement in respect of their individual objectives, the Compensation and Governance Committee took a flexible approach and assigned a score from 0% to 150% for each objective based on how well the executive officer was found to have performed in respect of the particular objective.
The following sets out the established corporate performance objectives for the Company for 2017, along with the scale of payout percentages for each objective, as well as the payout score assigned for each objective based on the Company's 2017 performance on such metrics.

Objective	2017 Goal	Scale of Payout Percentage				2017 Actual	2017 Payout Score
		0%	50%	100%	150%
Health & Safety: Mine Safety and Health Administration total medical reportable incidences (2)	Lower than 2.39 (i.e., 2016 record)	>2.63	<2.39	<1.91	<1.67	2.9	95%
Environmental:
Environmental Compliance Incidence	2	4	3	2	0	0	150%
Production: Production (gold equivalent ounces recovered)	225k	<175k	>200k	>225k	>250k	189k	30%
All in Costs: For Fire Creek, Midas, True North, Hollister, Aurora and Corporate	US$1,100	>US$1,250	US$1,130-US$1,250	US$1,070-US$1,130	<US$1,070	US$1,362	0%
Share Price: Comparison of share price to share price of peer group (taking out the high/low) minus takeovers or bankruptcies(1)	Outperform Median of Peer Group	0%	5%	10%	25%	37% below the median	0%
Notes:

(1)	The companies included in the peer group for 2017 are disclosed above under "Peer Group".

(2)
2017 Actual was 1.47 for the US and 5.2 for Canada. Payout score based on US safety record below 1.67 which is at the 150% payout target offset by lower than expected safety score at the Canadian operations.

The following shows the weighting given by the Compensation and Governance Committee to each objective described in the table above, the score awarded by the Compensation and Governance Committee in respect of each objective (as determined using the above scoring scale) and the resulting weighted scores and total weighted average corporate score.

Objective	Weight (A)	Score (B)	Weighted Score (A x B)
Health & Safety	20%	95%	19.0%
Environmental	5%	150%	8%
Production	30%	30%	15%
All in Costs	30%	0%	0.0%
Share price	15%	0%	0.0%
TOTAL OBJECTIVE MET	100%	--	42%
TOTAL PAID			30%
The total weighted score, based on the Compensation and Governance Committee's assessment of the Company's performance in respect of all of the corporate objectives was 42% for 2017. The Compensation and Governance Committee, based on its discretion, reduced the award amount by 12% to an approved payment of 30%.
The following tables set out the established individual performance objectives for each of the NEOs for 2017, along with the weighting given by the Compensation and Governance Committee to each objective, the resulting performance scores and the payout percentage awarded by the Compensation and Governance Committee in respect of each objective, the total of which is applied as the "overall performance score" to the formula above.
Paul Huet, President and Chief Executive Officer

Objective	Actual	Weight % (A)	Performance Score (B)	Weighted Score (A x B)
Meet Free Cash Flow Expectations	Not Completed	40%	0%	0%
Succession Planning	Completed	30%	80%	24%
Strategic Plan to Become Premier Mid-Tier Gold Producer	Completed	30%	75%	23%
Total	--	100%	--	47%
Barry Dahl, Chief Financial Officer and Corporate Secretary

Objective	Actual	Weight % (A)	Performance Score (B)	Weighted Score (A x B)
Meet Free Cash Flow Expectations	Not Completed	40%	0%	0%
Succession Planning	Completed	40%	80%	32%
Strategic Plan to Become Premier Mid-Tier Gold Producer	Completed	20%	75%	15%
Total	--	100%	--	47%

John Antwi, Senior Vice President, Corporate Development and Planning(1)

Objective	Actual	Weight % (A)	Performance Score (B)	Weighted Score (A x B)
Implement Enterprise Risk Management System	Completed	40%	80%	32%
Development M&A Plan	Completed	20%	80%	16%
Implement Capital Management Program	Completed	20%	75%	15%
Develop Strategy to Grow Production	Completed	20%	25%	5%
Total	--	100%	--	68%
Notes:

(1)	Mr. Antwi served as Senior Vice President, Strategic Development for the fiscal year 2017

Michael Doolin, Chief Operating Officer

Objective	Actual	Weight % (A)	Performance Score (B)	Weighted Score (A x B)
Meet Operating Cash Flow Expectations	Not Completed	40%	0%	0%
Develop Strategy to Grow Production	Completed	30%	25%	8%
Implement Capital Management Program	Completed	30%	75%	23%
Total	--	100%	--	31%

John Seaberg, Former Senior Vice President, Strategic Relations and Corporate Development

Objective	Actual	Weight % (A)	Performance Score (B)	Weighted Score (A x B)
Complete Perception Study of Analyst and Buy-Side and Implement Findings	Completed	35%	50%	18%
Strategically Align Analyst Valuation	Completed	20%	50%	10%
Develop Global Marketing Strategy	Completed	20%	50%	10%
Expand Shareholder Base Outside of North America	Not Completed	25%	0%	0%
Total	--	100%	--	38%
The Compensation and Governance Committee and the Board reviewed the President and Chief Executive Officer's progress against his objectives, and reviewed the President and Chief Executive Officer's assessment of the progress of each of the other executive officers against their respective objectives, and determined the level and quality of each executive officer's performance achievement, as shown above. Based on that assessment, the Compensation and Governance Committee recommended to the Board, and the Board approved, an appropriate individual performance score for the President and Chief Executive Officer. The Compensation and Governance Committee then reviewed and approved the individual performance scores for each of the other executive officers.
Target Bonus Rate and Bonus Payout Amounts
In 2017, the Klondex Board set the target bonus rates for each of the NEOs, representing the percentage of their base salary which their cash bonus would total assuming such NEO achieved all of such NEO's pre-determined corporate and individual objectives. Such target bonus rates, along with the calculated bonus amounts (based on the formula for calculating bonus payouts and the performance scores for 2017 explained above), are shown below.

Named Executive Officer	Annual Salary (A)	Target Bonus Rate (B)	Weighting of Corporate Objectives (C)	Weighting of Individual Objectives (D)	Corporate Objectives Score (E)	Individual Objectives Score (F)	Total 2017 STIP Bonus
Paul Huet	US$460,000	100%	85%	15%	30%	47%	$149,730
Barry Dahl	US$275,000	60%	60%	40%	30%	47%	$60,720
John Antwi	US$240,000	50%	60%	40%	30%	68%	$54,240
Michael Doolin	US$310,000	60%	60%	40%	30%	31%	$56,544
John Seaberg(1)	US$256,800	50%	60%	40%	30%	38%	$42,629
Notes:

(1)	Mr. Seaberg's employment as Senior Vice President of Strategic Relations and Corporate Development of the Company ended on January 9, 2018.

Equity Participation
The Company believes that encouraging its executives and employees to become shareholders of the Company is the best way to align their interests with those of the Company's Shareholders. Equity participation is accomplished through the New Share Incentive Plan (as defined herein) and the Share Ownership Policy (see "Share Ownership Policy" below).
Effective May 13, 2016, the Company adopted a new share incentive plan, the Klondex Share Option and Restricted Share Unit Plan (the "New Share Incentive Plan").
The New Share Incentive Plan provides for the acquisition of our common shares by “eligible participants,” which can include directors, officers, employees, and service providers to the Company, and the payment of bonus compensation in the form of our common shares or, at our option, cash, to eligible participants, for the purpose of advancing our interests and that of our affiliates through the motivation, attraction and retention of eligible participants. The New Share Incentive Plan is administered by our Board and is subject to conditions and restrictions over award terms, grant limits, and grant prices.
The New Share Incentive Plan, which replaced the Company’s 2013 share incentive plan (the “Prior Share Incentive Plan”), consists of a share option plan and a restricted share unit plan. Options may be issued under the option plan and restricted share units (“RSUs”) may be issued pursuant to the restricted share unit plan. The RSUs issuable under the restricted share unit plan are of two kinds: time-based RSUs (or simply, “RSUs”), which vest with time, and Performance RSUs, which are based on performance.
Pursuant to the terms of the New Share Incentive Plan, subject to certain adjustments, the aggregate number of our common shares issuable thereunder, cannot exceed 8.9% of the aggregate number of our common shares outstanding, on a non-diluted basis, at the time of the applicable grant less the aggregate number of our common shares reserved for issuance under all of our other security-based compensation arrangements. Additionally, the maximum number of our common shares available for issuance pursuant to grants of restricted share units under the New Share Incentive Plan cannot exceed 4.0% of the total number of our common shares outstanding at the time of grant of the applicable restricted share unit. Options may be granted under the share option plan component of the New Share Incentive Plan.

The New Share Incentive Plan is intended to align management's commitment to the growth of the Company and the enhancement of Shareholders' equity through, for example, improvements in our resource base and share price increases. After reviewing recommendations from the Compensation and Governance Committee, the Board approves base salaries and time-based RSUs, Performance RSUs and option grants at the same time to facilitate consideration of targeted direct compensation to executive officers. Generally, the Board grants options and share-based awards on an annual basis in order to minimize ad hoc option grant proposals and to normalize the compensation process. Previous grants of share-based and option-based awards are taken into account when considering new share-based and option-based grants. Share-based and option-based awards are granted at other times of the year to individuals commencing employment with the Company.
The above summary of the New Share Incentive Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the New Share Incentive Plan included as an exhibit to this Amendment.
During 2017, each of the NEOs were granted time-based RSUs and Performance RSUs. No options were granted to NEOs during the 2017 fiscal year. See “Summary Compensation Table” for additional details. Our time-based RSUs and Performance RSUs vest on terms established by the Board.
The time-based RSUs granted to the NEOs in 2017 vest in the following manner: one-third on May 11, 2018, one-third on May 11, 2019, and one-third on May 11, 2020.

The Performance RSUs granted to the NEOs in 2017 vest on May 11, based on the total return of our common shares on the TSX as compared to the return of the S&P/TSX Global Gold Index (the "Index") for the following periods (each, a "performance period") and using the following weightings: (i) the first year following the grant date (20% weighting); (ii) the period starting one year after the grant date and ending two years after the grant date (20% weighting); (iii) the period starting two years after the grant date and ending three years after the grant date (20% weighting); and (iv) the three year period following the grant date (40% weighting). If, during any performance period, the increase in the price of our common shares on the TSX is greater than 25% higher than the increase in the Index, a score of 1.5 is assigned for the performance period. If, during the performance period, the increase in price of our common shares on the TSX is less than the amount that is 25% lower than the increase in the Index during such performance period, a performance score of 0.5 shall be assigned for such performance period. If, during any performance period, the increase in the price of our common shares on the TSX is greater or equal to the amount that is 25% lower than the increase in the Index during such period and greater than the amount that is 25% lower than the increase in the Index during such performance period, a performance score equal to the sum of: (i) 0.5; and (ii) the increase in the price of our common shares on the TSX multiplied by 2, shall be assigned for such performance period. If the price of our common shares decreases during a performance period, the maximum score assigned for the performance period is 1.0, regardless of whether our common shares outperformed the Index during such performance period. On the vesting date, a weighted average of the scores for each of the performance periods is calculated to determine the number of our common shares to be redeemed for each Performance RSU.
The following table sets out the number of time-based RSUs and Performance RSUs granted to each of the NEOs in 2017, along with the fair value of the time-based RSU and Performance RSU grants.

NEO	Number of Time-Based RSUs Granted	Number of Performance RSUs Granted	Value of Time-Based RSU Awards(1) (US$)	Value of Performance RSU Awards Assuming Target Performance (1)(2) (US$)	Value of Performance RSU Awards Assuming Maximum Performance (1)(3) (US$)	Total Value of Share Based Awards Assuming Target Performance (1)(2)(4) (US$)	Total Value of Share Based Awards Assuming Maximum Performance (1)(3) (US$)
P. Huet	123,846	123,846	416,091	416,091	624,137	832,183	1,040,229
B. Dahl	35,962	35,962	120,823	120,823	181,235	241,647	302,058
J. Antwi	31,385	31,385	105,445	105,445	158,169	210,891	263,614
M. Doolin	40,538	40,538	136,197	136,197	204,296	272,395	340,494
J. Seaberg(5)	33,582	33,582	112,827	112,827	169,240	225,654	282,067
Notes:

(1)
Represents the aggregate grant date fair value of time-based RSUs and Performance RSUs, as applicable, granted in 2017 pursuant to the New Share Incentive Plan, measured in accordance with the Financial Accounting Standards Board ("FASB") ASC 718. Awards are valued based on the price of our common shares on the TSX, which is denominated in C$, and amounts represented are converted to US$ based on the noon C$ to US$ exchange rate on the date of grant or, in the case where the TSX is closed, on the business day prior to the date of grant.

(2)
The "target" performance for Performance RSUs will be achieved if the relative return of the Klondex Shares on the TSX equals the return of the Index for all performance periods, or if the weighted average performance score across all performance periods otherwise equals 1.0. In the event that the "target" performance is achieved, an NEO will be entitled to redeem each Performance RSU for one common share of the Company on the vesting date, subject to the terms of the New Share Incentive Plan.

(3)
The "maximum" performance for Performance RSUs will be achieved if the relative return of our common share on the TSX exceeds the return of the Index for all performance periods by at least 25% (assuming the relative return of our common share is also positive for all performance periods). In the event that the "maximum" performance is achieved, an NEO will be entitled to redeem each Performance RSU for 1.5 shares of the Company on the vesting date, subject to the terms of the New Share Incentive Plan.

(4)
The number of time-based RSUs and Performance RSUs issued to each of Messrs. Huet, Dahl, Antwi, Doolin and Seaberg under the New Share Incentive Plan in 2017 was recommended by the Compensation and Governance Committee on May 11, 2017 and the actual grants of such time-based RSUs and Performance RSUs were made on the same day.

(5)	Mr. Seaberg's employment as Senior Vice President of Strategic Relations and Corporate Development of the Company ended on January 9, 2018.

Perquisites and Other Benefits
The NEOs are not generally entitled to significant perquisites or other personal benefits not offered to the Company's other employees; however, certain of the NEOs have received certain benefits as described further in the following table, and under the heading "Termination and Change of Control Benefits."

NEO	Employer Health Insurance Plan (US$)	Employer 401k Match (US$)	Benefit Premium Payment (US$)	Supple-mental Medical Insurance (US$)	Life Insurance Premiums (US$)	Other (US$)	Total (US$)
P. Huet	16,429	12,358	4,383	12,048	—	—	65,243
B. Dahl	16,429	6,582	4,383	10,932	—	—	38,325
M. Doolin	12,400	10,506	3,304	10,932	—	—	60,042
J. Antwi	16,429	8,384	4,383	10,932	—	—	40,128
J. Seaberg(1)	16,429	14,687	4,288	10,932	—	—	46,336
Notes:

(1)	Mr. Seaberg's employment as Senior Vice President of Strategic Relations and Corporate Development of the Company ended on January 9, 2018.
Changes to Compensation Policies

In 2016, the Company adopted compensation-related policies and compensation plans in accordance with industry best practices and good governance standards, including the Clawback Policy (as defined herein) and, the Share Ownership Policy (as defined herein), as well as through the following changes to equity-based compensation: (i) no longer allowing for the grant of options to non-employee directors, (ii) implementing the Klondex DSU Plan (as defined herein) for directors, and (iii) shifting the proportion of executive compensation made through security-based compensation to be primarily in the form of time-based RSUs and Performance RSUs, rather than in the form of options.
In 2017, the burn rate under the New Share Incentive Plan was at or below 0.8%, which is significantly lower than the historical average burn rate under the Prior Share Incentive Plan. These changes in the Company's approach to compensation have resulted in lower dilution to our Shareholders.
Hedging and Financial Instruments
To further align the interests of executives and directors with the creation and protection of short-term and long-term value for Shareholders, the Company has adopted a policy prohibiting officers and directors from engaging in the short selling of, or trading in put options in respect of, the securities of the Company.
The Company has not established any policies related to the purchase by directors or NEOs of financial instruments (including prepaid variable financial contracts, equity swaps, collars, or units of exchange funds) that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by any director or NEO.
Risk
The Compensation and Governance Committee recognizes that certain elements of compensation could promote unintended inappropriate risk-taking behaviors; however, the Company seeks to ensure that executive compensation packages appropriately balance short term incentives (e.g., base salary and cash bonuses, if applicable) and long-term incentives (e.g., share-based awards and options). Base salaries and personal benefits are not subject to performance risk given the stage of the Company. To receive the benefit of long-term incentives (share-based awards and options), the executive officers must be employed by the Company (subject to limited exceptions), thereby better aligning executive performance with the interests of the Company and its Shareholders. The STIP Bonuses and Performance RSUs are also subject to certain performance measures, further aligning executive performance with the interests of the Company and its Shareholders. The Compensation and Governance Committee believes that executive compensation risk management is reinforced by ongoing Board oversight of, among other things, the Company's financial results, regulatory disclosure, strategic plans, fraud and error reporting, the Audit Committee's regular meetings with the external auditors (including without the presence of management), the Company's internal controls, management information systems and financial control systems.
As additional protection against risks associated with compensation, in May 2016, the Company adopted the Clawback Policy (see "Clawback Policy" below) and the Share Ownership Policy (see "Share Ownership Policy" below).
Further, the Company provides an advisory shareholder vote on executive compensation, in accordance with Section 14A of the Exchange Act and Section 951 of Dodd-Frank, to enhance accountability for the compensation decisions made by the Board by giving Shareholders a formal opportunity to provide their views on the Klondex Board's approach to executive compensation through a non-binding advisory vote.

As a result of the factors discussed above, the Compensation and Governance Committee does not believe that its compensation practices and policies are reasonably likely to have a material adverse effect on the Company.
Clawback Policy
On May 5, 2016, the Board adopted a formal written policy (the "Clawback Policy") providing for the recoupment of certain incentive compensation paid to the executive officers and certain other members of management in cases of a material restatement of the Company's financial statements in certain circumstances as set out below.
The Compensation and Governance Committee will require executive officers and certain other members of management to reimburse, in all appropriate cases as determined by the Compensation and Governance Committee, any bonus, short-term incentive award or amount, or long-term incentive award or amount awarded to the executive officer or member of management and any non-vested equity-based awards previously granted to the executive officer or member of management (collectively "Incentive Compensation") if: (a) the amount of the Incentive Compensation was calculated based upon the achievement of certain financial results that were subsequently the subject of a restatement or the correction of a material error, (b) the executive officer or member of management engaged in intentional misconduct that caused or partially caused the need for the restatement or caused or partially caused the material error, and (c) the amount of the Incentive Compensation that would have been awarded to the executive officer or member of management, had the financial results been properly reported would have been lower than the amount actually awarded.
Share Ownership Policy
On May 5, 2016, the Board adopted a share ownership policy (the "Share Ownership Policy") to further align the interests of the executive officers of the Company and the other directors of the Company (the "non-management directors") with those of our Shareholders by requiring such persons to own a significant number of our common shares.
Pursuant to the Share Ownership Policy: (i) each non-management director is required to hold common shares of the Company having an aggregate value of at least three times the value of the annual base cash retainer or fee paid to the non-management director; (ii) the Chief Executive Officer is required to hold common shares of the Company having an aggregate value of at least three times his or her annual base salary; and (iii) each of the other executive officers is required to hold common shares of the Company having an aggregate value of at least one times his or her annual base salary. Non-management directors and executive officers are required to comply with the Share Ownership Policy by the later of: (i) the fifth anniversary of such individual's date of hire, appointment or election; and (ii) May 6, 2021.
For the purposes of the Share Ownership Policy, our common shares issuable upon the vesting of time-based RSUs and Performance RSUs are treated as common shares of the Company owned by a director or executive officer in connection with these guidelines. Klondex DSUs (as defined herein) held by the directors count towards the share ownership requirements under the guidelines. Company options held by the directors or executive officers do not count towards the share ownership requirements under the guidelines.
Say on Pay Policy
The Board has adopted a policy that provides for an annual non-binding advisory shareholder vote on the Company's approach to executive compensation, known as "Say on Pay''. The Say on Pay policy is designed to enhance accountability for the compensation decisions made by the Board by giving our Shareholders a formal opportunity to provide their views on the Board's approach to executive compensation through an annual non-binding advisory vote. While the results of the vote are non-binding, the Board takes results into account, as appropriate, when considering future compensation policies, procedures and decisions and in determining whether there is a need to modify the level and nature of their engagement with Shareholders. In the event that an advisory resolution is not approved by a majority of the votes cast at an annual meeting, the Board will consult with Shareholders (particularly those who are known to have voted against the resolution) in order to understand their concerns, and will review the Company's approach to compensation in the context of those concerns.
Summary Compensation Table
The following table sets forth a summary of all compensation earned during the years ended December 31, 2017, 2016 and 2015 by each person who served as a Named Executive Officer (“NEOs”) of the Company at any time during the year ended December 31, 2017.

Name and Principal Position	Year	Salary	Stock awards(1)	Option awards(2)	Non-equity incentive plan compensation(3)	All other compensation(4)	Total compensation

		(US$)	(US$)	(US$)	(US$)	(US$)	(US$)

Paul Huet, President and Chief Executive Officer(5)	2017	460,000	832,183	Nil	149,730	65,243	1,507,155
	2016	445,000	989,313	Nil	590,070	76,711	2,101,094
	2015	408,333	155,183	340,307	446,355	61,093	1,411,271
Barry L. Dahl, Chief Financial Officer and Corporate Secretary	2017	275,000	241,647	Nil	60,720	38,325	615,692
	2016	242,361	314,950	Nil	198,751	59,869	815,931
	2015	216,667	90,006	87,994	132,660	43,821	571,147
John Antwi, Senior VP of Strategic Development(6)	2017	240,000	210,891	Nil	54,240	40,128	545,259
	2016	119,167	119,215	617,006	90,285	56,329	1,002,002
Michael Doolin, Chief Operating Officer	2017	310,000	272,395	Nil	56,544	30,042	668,981
	2016	290,000	365,338	Nil	216,631	36,800	908,769
	2015	240,000	97,765	95,286	134,590	31,897	599,537
John Seaberg, Senior VP Investor Relations and Corporate Development(7)	2017	256,800	225,654	Nil	42,629	46,336	571,419
	2016	240,000	345,218	Nil	178,321	51,520	815,059
	2015	92,144	Nil	272,019	55,275	9,867	429,305
Notes:

(1) The dollar amounts represent the aggregate grant date fair value of time-based RSU awards and Performance RSUs, as applicable, granted in 2016 and 2017 pursuant to the New Share Incentive Plan and the aggregate grant date fair value of restricted shares granted in 2015 pursuant to the Prior Share Incentive Plan. With respect to Performance RSUs, the estimate assumes target performance. The share-based awards are based on the fair value of the award on the grant date. Awards are granted in C$ and converted to a US$ value based on the noon C$ to US$ exchange rate on date of grant or in the case where the TSX market is closed, the prior day noon exchange rate.

(2) The value of the option-based awards was calculated based on the fair value of the options on their grant date using the Black-Scholes option pricing model. The Company chose the Black-Scholes model because it is a widely recognized and utilized model for option pricing. In calculating the fair value of options for the options granted on August 12, 2016, management assumed an average risk-free interest rate of .60%, an expected dividend yield of 0%, an expected life of 5 years, and an average share price volatility of 46.17%. In calculating the fair value of options for the options granted on January 1, 2015, management assumed an average risk-free interest rate of 1.34%, an expected dividend yield of 0%, an expected life of 5 years, and an average share price volatility of 48.55%. In calculating the fair value of options for the options granted on July 24, 2015, management assumed an average risk-free interest rate of .79%, an expected dividend yield of 0%, an expected life of 5 years, and an average share price volatility of 46.88%. In calculating the fair value of options for the options granted on July 28, 2015, management assumed an average risk-free interest rate of .81%, an expected dividend yield of 0%, an expected life of 5 years, and an average share price volatility of 46.96%. Options are granted in C$ and converted to a US$ value based on the noon C$ to US$ exchange rate on date of grant or in the case where markets are closed, the prior day noon exchange rate.

(3) Reflects amounts earned under the Company's Short-Term Incentive Plan ("STIP") in the relevant year, regardless of whether paid in the following year.
(4) All other compensation for 2017 includes insurance benefits.
(5) Mr. Huet does not receive compensation for acting as a director of the Company.
(6) Mr. Antwi was appointed Senior VP of Strategic Development of the Company on June 15, 2016.
(7) Mr. Seaberg's employment with the Company ended subsequent to the year ended December 31, 2017 on January 8, 2018.

Incentive Plan Awards
Grants of Plan-Based Awards
The following table sets out information relating to plan-based awards granted to each NEO of the Company in 2017.

Name and Principal Position	Type of Award	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)	Estimated Future Payouts Under Equity Incentive Plan Awards(6)			All Other Stock Awards: Number of Shares of Stock or Stock Units (#)	Grant Date Fair Value of Stock and Option Awards(4) (US$)
				Target (US$)	Threshold (#)	Target (#)	Maximum (#)
Paul Huet, President and Chief Executive Officer	STIP Bonus			460,000
	RSUs(2)	11-May-17	11-May-17					123,846	416,091
	Performance RSUs(3)	11-May-17	11-May-17		61,923	123,846	185,769		416,091
Barry L. Dahl, Chief Financial Officer and Corporate Secretary	STIP Bonus			165,000
	RSUs(2)	11-May-17	11-May-17					35,962	120,823
	Performance RSUs(3)	11-May-17	11-May-17		17,981	35,962	53,943		120,823
John Antwi, Senior VP of Strategic Development	STIP Bonus			120,000
	RSUs(2)	11-May-17	11-May-17					31,385	105,446
	Performance RSUs(3)	11-May-17	11-May-17		15,693	31,385	47,078		105,446
Michael Doolin, Chief Operating Officer	STIP Bonus			186,000
	RSUs(2)	11-May-17	11-May-17					40,538	136,197
	Performance RSUs(3)	11-May-17	11-May-17		20,269	40,538	60,807		136,197
John Seaberg(5) , Senior VP Investor Relations and Corporate Development	STIP Bonus			128,400
	RSUs(2)	11-May-17	11-May-17					33,582	112,827
	Performance RSUs(3)	11-May-17	11-May-17		16,791	33,582	50,373		112,827
(1) Represents the target STIP Bonus amounts for 2017. The STIP Bonuses do not include threshold or maximum award levels and the minimum payout for an NEO is nil, assuming all performance criteria are not met and are credited with a score of zero. In the case of Mr. Huet, his STIP Bonus target is 100% of his annual salary. In the case of Messrs., Doolin and Dahl the target is 60% while all other NEOs STIP Bonus target is 50% of their respective annual salary. The annual cash bonuses do not include threshold or maximum award levels.

(2) Refers to time-based RSUs. Awards are granted in C$ and converted to a US$ value based on the noon C$ to US$ exchange rate on date of grant or in the case where the TSX market is closed, the prior day noon exchange rate. Grants vest 1/3 per year over a 3 year period on each of the first, second, and third anniversaries of date of grant.

(3) The Performance RSUs granted under the restricted share unit plan component of the New Share Incentive Plan for the performance period ending 5/11/2020 vest 20% on the first and second anniversaries of date of grant and 60% on the third anniversary of the date of grant upon the satisfaction of certain performance criteria.

(4) The share-based awards are based on the fair value of the award on the grant date and converted to a US$ value based on the noon C$ to US$ exchange rate on date of grant or in the case where the TSX market is closed, the prior day noon exchange rate.

(5) Mr. Seaberg's employment with the Company ended subsequent to the year ended December 31, 2017 on January 8, 2018.
(6) Equity incentive plan awards known as Long Term Incentive Plans or "LTIP" are calculated on the following percentages; Paul Huet 175%, Barry Dahl 85%, John Antwi 85%, Michael Doolin 85%, John Seaberg 85%

Outstanding Equity Awards at Fiscal Year-End
The following table sets out all option-based awards and share-based awards outstanding as at December 31, 2017, for each NEO of the Company in 2017.

	Option-based Awards						Share-based Awards
Name	Grant Date	Number of securities underlying unexercised options (#)		Option exercise price(1)	Option expiration date	Value of unexercised in-the-money options	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested(2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
		Exercisable	Unexercisable	(US$)		(US$)	(#)	(US$)	(#)	(US$)
Paul Huet, President and Chief Executive Officer	7/24/2015(4)	350,000	—	2.28	7/24/2020	114,878
	7/24/2015(7)						40,000	104,400
	8/12/2016(8)						64,680	168,815
	8/12/2016(9)								97,020	253,222
	5/11/2017(12)						123,846	323,238
	5/11/2017(13)								123,846	323,238
Barry L. Dahl, Chief Financial Officer and Corporate Secretary	7/21/2014(3)	116,667	—	1.90	7/21/2019	82,837
	7/24/2015(4)	90,500	—	2.28	7/24/2020	29,704
	7/24/2015(7)						23,200	60,552
	8/12/2016(8)						20,591	53,743
	8/12/2016(9)								30,886	80,612
	5/11/2017(12)						35,962	93,861
	5/11/2017(13)								35,962	93,861
John Antwi, Senior VP of Strategic Development	8/12/2016(5)	120,000	180,000	5.10	8/12/2021	—
	8/12/2016(8)						13,333	34,799
	9/30/2016(11)						1,000	2,610
	5/11/2017(12)						31,385	81,915
	5/11/2017(13)								31,385	81,915
Michael Doolin, Chief Operating Officer	7/21/2014(3)	150,000	—	1.90	7/21/2019	106,504
	7/24/2015(4)	98,000	—	2.28	7/24/2020	32,166
	7/24/2015(7)						25,200	65,772
	8/12/2016(8)						23,885	62,340
	8/12/2016(9)								35,828	93,511
	5/11/2017(12)						40,538	105,804
	5/11/2017(13)								40,538	105,804
John Seaberg(14), Senior VP Investor Relations and Corporate Development	7/28/2015(6)	300,000	—	2.30	7/28/2020	91,799
	5/13/2016(10)						12,000	31,320
	8/12/2016(8)						17,442	45,524
	8/12/2016(9)								26,162	68,283
	5/11/2017(12)						33,582	87,649
	5/11/2017(13)								33,582	87,649
(1) All option grants were originally granted in Canadian dollars and converted to USD based on the noon exchange rate on date of grant.
(2) Value is shown as at December 29, 2017 and is based on the closing price of our common shares as reported on the NYSE American as of December 29, 2017. The closing price of our common shares as reported on the NYSE American on December 29, 2017 was US$2.61 per common share.

(3) The options granted under the Prior Share Incentive Plan on 7/21/2014 vested 1/3 at 8/20/2014, 1/3 at 7/21/2015, and 1/3 at 7/21/2016.
(4) The options granted under the Prior Share Incentive Plan on 7/24/2015 vest(ed) 1/3 at 8/23/2015, 1/3 at 7/24/2016, and 1/3 at 7/24/2017.
(5) The options granted under the New Share Incentive Plan on 8/12/2016 vest 1/5 at 2/12/2017, 1/5 at 8/12/2017, and 3/5 at 8/12/2018.

(6) The options granted under the Prior Share Incentive Plan on 7/28/2015 vest(ed) 1/3 at 1/28/2016, 1/3 at 7/28/2016, and 1/3 at 7/28/2017.
(7) The restricted share units granted under the Prior Share Incentive Plan on 7/24/2015 vest 1/5 at 7/24/2016, 1/5 at 7/24/2017, and 3/5 at 7/24/2018.
(8) The time-based RSUs share units granted under the New Share Incentive Plan on 8/12/2016 vest 1/3 at 6/17/2017, 1/3 at 6/17/2018, and 1/3 at 6/17/2019.
(9) The Performance RSUs granted under the New Share Incentive Plan on 8/12/2016 vest 100% at 6/17/2019 upon satisfaction of certain performance criteria as discussed in the compensation disclosure and analysis and assume a target performance rating.

(10) The time-based RSUs granted under the Prior Share Incentive Plan on 5/13/2016 vest 1/5 at 7/31/2016, 1/5 at 7/31/2017, and 3/5 at 7/31/2018.
(11) The time-based RSUs granted under the New Share Incentive Plan on 9/30/2016 vest 1/3 each on 12/29/2016, 6/15/2017, and 6/15/2018.
(12) The time-based RSUs granted under the New Share Incentive Plan on 5/11/2017 vest 1/3 each on 5/11/2018, 5/11/2019, and 5/11/2020.
(13) The Performance RSUs granted under the New Share Incentive Plan on 5/11/2017 vest 1/5 each on 5/11/2018 and 5/11/2019 and 3/5 on 5/11/2020.
(14) Mr. Seaberg's employment with the Company ended subsequent to the year ended December 31, 2017 on January 8, 2018.

Option Exercises and Stock Vested
The following table sets forth information in respect of all option-based awards and share-based awards vested as at December 31, 2017 in favor of the NEOs of the Company.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting(2)
	(#)	(US$)	(#)	(US$)
Paul Huet, President and Chief Executive Officer	500,000	1,582,661	69,007	238,540
Barry L. Dahl, Chief Financial Officer and Corporate Secretary	Nil	Nil	31,363	107,563
John Antwi, Senior VP of Strategic Development	Nil	Nil	7,667	27,245
Michael Doolin, Chief Operating Officer	Nil	Nil	33,676	115,604
John Seaberg(3), Senior VP Investor Relations and Corporate Development	Nil	Nil	17,721	59,638
(1) Represents the aggregate dollar value of all option based awards exercised during the last completed fiscal year, calculated by multiplying the number of options exercised by the difference between the market price of the underlying common shares at exercise and the exercise price of the options. Awards are granted in CAD and the USD value realized as represented in the table was calculated using the noon exchange rate on the date of exercise.

(2) Represents the aggregate dollar value realized upon vesting of share-based awards during the last completed fiscal year, calculated by multiplying the number of shares acquired upon vesting by the fair market value of the underlying common shares at vesting. In the case where vesting dates fell on a date where the TSX was closed, the prior day close price was used for calculation. Awards are granted in CAD and the USD value realized as presented in the table was calculated using the noon exchange rate on the date of vesting.

(3) Mr. Seaberg's employment with the Company ended subsequent to the year ended December 31, 2017 on January 8, 2018.
Termination and Change of Control Benefits
Each of the NEOs has entered into an employment agreement with the Company. The following provides details on the status of agreements with each of the NEOs as at December 31, 2017. For the purposes of this section, references to the "Company" refer to the Company and its direct and indirect wholly-owned subsidiaries.
NEO Employment Agreements
Entitlements
Each NEO has an employment agreement with the Company in respect of such NEO's duties with the Company. Each employment agreement provides for (i) an annual base salary, to be reviewed by the President from time to time (or by the Board, in the case of Mr. Huet's employment agreement), (ii) a target annual bonus based on a percentage of the NEO's annual base salary (subject to achieving corporate and personal targets to be mutually agreed upon in writing at the beginning of each year), (iii) group benefits, including group insurance, supplemental health insurance, 401(k), hospitalization, medical health and accident, disability, life or similar plan of the Company or an affiliate (collectively, the "Group Benefits"), (iv) entitlement to paid vacation, and (v) eligibility to participate in any equity incentive plan made available to senior management of the Company. In addition, the employment agreements between the Company and each of the NEOs provides that the NEO will be reimbursed for all reasonable and documented travel and out-of-pocket expenses incurred by the NEO in connection with the performance of his duties.
The base annual salaries and target annual bonus percentages for each of the NEOs for 2017 are shown below.

Named Executive Officer	Base Annual Salary	Target Annual Bonus Rate
Paul Huet	US$460,000	100%
Barry Dahl	US$275,000	60%
John Antwi	US$240,000	50%
Michael Doolin	US$310,000	60%
John Seaberg(1)	US$256,800	50%
Notes:
(1) Mr. Seaberg's employment as Senior Vice President of Strategic Relations and Corporate Development of the Company ended on January 9, 2018.
Each of the NEOs' employment agreements also includes covenants relating to non-solicitation, non-competition and confidentiality.
Resignation
Under the terms of the employment agreements with each of the NEOs, such NEOs may resign by providing sixty (60) days' notice in writing to the Company (the "Resignation Period"), upon which the Company may, in its sole discretion, waive the Resignation Period in whole or in part by paying the NEO's base salary and continuing the NEO's group benefits coverage to the effective date of resignation. In the event of the NEO's voluntary resignation, the NEO shall have ninety (90) days from the termination date to exercise any stock options that have vested and are unexercised on or before the termination date. The NEO shall not be entitled to be awarded or have any right to receive, after the termination date, any further stock options or damages in lieu of further stock options, which would have vested after the termination date. Except as otherwise required by law, the NEO shall not be entitled to any further termination payments, damages or compensation whatsoever.
Termination With "Just Cause"
Under the terms of the employment agreements with each of the NEOs, the Company may terminate such NEO at any time without notice for "just cause", as defined therein. If the NEO is terminated with cause, the NEO shall not be entitled to receive any further pay or compensation (except for base salary and vacation pay, if any, accrued and owing up to the termination date), severance pay, notice, payment in lieu of notice, benefits or damages of any kind, and the NEO shall not be entitled to any bonus or pro-rata bonus payment that has not already been paid to the NEO on or before the termination date. Further, all unexercised stock options, whether vested or unvested, held by the NEO shall be forfeited without any consideration or damages of any kind on the termination date.
Termination Without "Just Cause"
Paul Huet
Under the employment agreement between the Company and Mr. Huet, if Mr. Huet experiences an involuntary termination of employment by the Company for any reason other than for just cause, then the Company shall pay Mr. Huet for all accrued but unpaid vacation entitlements (net of applicable withholdings). In addition, the Company shall provide to Mr. Huet a lump sum separation payment, net of applicable withholdings and less any amounts owing by Mr. Huet to the Company, (the "Huet Separation Payment") equal to:

(i)	Mr. Huet's monthly base salary (determined as of the termination date) multiplied by 24; plus

(ii)	the monthly premium cost of Group Benefits coverage multiplied by 24; plus

(iii)
an amount equal to two times Mr. Huet's then current target bonus amount for the year in which the termination date occurs (or if the target bonus amount for the year in which the termination date occurs has not been determined as of the termination date, the target bonus amount for the year prior to the termination date); plus

(iv)	an amount equal to 4% of Mr. Huet's monthly base salary (determined as of the termination date) multiplied by 24.
With respect to the calculation in paragraph (iii), the target annual bonus amount shall be used without regard to the achievement of any corporate and personal targets established in connection with such target bonus amount.
In the event the Company terminates the employment agreement and Mr. Huet's employment without cause, all outstanding equity awards granted under compensatory plans shall vest 100%, subject to applicable U.S. tax laws. In the event the Company terminates the employment agreement and Mr. Huet's employment without cause, Mr. Huet shall have ninety (90) days from the termination date to exercise any stock options to acquire our common shares that he holds that have vested and are unexercised on or before the termination date. Mr. Huet shall not be entitled to be awarded or have any right to receive, after the termination date, any further stock options or damages in lieu of receipt of further stock options, which would have vested after the termination date.
NEOs other than Paul Huet

Under the employment agreements for each of the NEOs other than Mr. Huet, if the NEO experiences an involuntary termination of employment by the Company for any reason other than for just cause, then the Company shall pay the NEO for all accrued but unpaid vacation entitlements (net of applicable withholdings). In addition, the Company shall provide to the NEO a lump sum separation payment, net of applicable withholdings and less any amounts owing by the NEO to the Company, (the NEO Separation Payment, and together with the Huet Separation Payment, the "Separation Payment") equal to:

(i)
the NEO's monthly base salary (determined as of the termination date) multiplied by 12, provided that for each completed year of service (but not to exceed six years) measured from the NEO's date of hire, an additional amount equal to one month's base salary will be added; plus

(ii)
the monthly premium cost of Group Benefits coverage multiplied by 12, provided that for each completed year of service (but not to exceed six years) measured from the NEO's date of hire, an additional amount equal to one month's premium cost will be added; plus

(iii)
an amount equal to the NEO's then current target bonus amount for the year in which the termination date occurs (or if the target bonus amount for the year in which the termination date occurs has not been determined as of the termination date, the target bonus amount for the year prior to the termination date) plus an additional amount equal to 1/12th of such bonus amount for each completed year of service (but not to exceed six years) measured from the NEO's date of hire; plus

(iv)
an amount equal to 4% of the NEO's monthly base salary (determined as of the termination date) multiplied by 12, provided that for each completed year of service (but not to exceed six years) measured from the NEO's date of hire, an additional amount equal to 4% of one month's base salary will be added.

For greater certainty, in no circumstances shall the NEO be entitled to a Separation Payment that is more than the equivalent of a total of 18 months of the payments in paragraphs (i), (ii), (iii) and (iv) above (i.e., 12 months plus an additional month for each of the first six years of completed of service from NEO's date of hire, up to a maximum of an additional 6 months). With respect to the calculation in paragraph (iii), the target annual bonus amount shall be used without regard to the achievement of any corporate and personal targets established in connection with such target bonus amount.
In the event the Company terminates the employment agreement and the NEO's employment without cause, all outstanding equity awards granted under compensatory plans shall vest 100%, subject to applicable U.S. tax laws. In the event the Company terminates the employment agreement and the NEO's employment without cause, the NEO shall have ninety (90) days from the termination date to exercise any stock options to acquire Common Shares that he holds that have vested and are unexercised on or before the termination date. The NEO shall not be entitled to be awarded or have any right to receive, after the termination date, any further stock options or damages in lieu of receipt of further stock options, which would have vested after the termination date.
Termination in the Event of a Change of Control
If, within one hundred and eighty (180) days following a Change of Control, the NEO experiences an involuntary termination of employment by the Company or any successor entity without just cause or if the NEO terminates employment for "Good Reason" (as defined herein), then: (i) all unvested stock options to acquire shares of the Company (or any successor) held by the NEO shall immediately vest on the termination date and the NEO shall have one (1) year after the date of the Change of Control to exercise the vested stock options; (ii) the Company shall provide the NEO with a lump-sum payment equal to the payment the NEO would have received in the event of a termination without cause; (iii) the NEO shall not be entitled to receive any further pay or compensation (except for base salary, if any, accrued and owing under the employment agreement up to the termination date), severance pay, notice, payment in lieu of notice, benefits or damages of any kind, and for clarity, without limiting the foregoing, the NEO shall not be entitled to any bonus or pro-rata bonus payment that has not already been paid to the NEO on or before the termination date.
For the purposes of the employment agreements, a "Change of Control" means: (i) the direct or indirect sale, lease, exchange or other transfer of all or substantially all of the assets of the Company to any person or entity or group of persons or entities, but not including the entering into of an option, joint venture or other arrangement whereby the Company transfers, or has the right to transfer, an interest in its mineral properties yet maintains control, majority ownership or an operating interest in the mineral properties, resulting entity or new arrangement; (ii) the amalgamation, merger or arrangement of the Company with or into another entity where the shareholders of the Company immediately prior to the transaction will hold less than 50% of the voting securities of the resulting entity upon completion of the transaction; (iii) any person or combination of persons acting jointly or in concert, acquiring or becoming the beneficial owner of, directly or indirectly, of more than 50% of the voting securities of the Company whether through the acquisition of previously issued and outstanding voting securities of the Company or of voting securities of the Company that have not previously been issued or any combination thereof or any other transaction with similar effect; or (iv) the Board adopting a resolution to the effect that, for purposes of the Agreement, a Change of Control has occurred, or that such a Change of Control is imminent, in which case, the date of the Change of Control shall be deemed to be the date of such resolution.
For the purposes of the employment agreements, "Good Reason" means the continued occurrence of any of the following conditions without the NEO's consent after the NEO has given the Company written notice of such condition within thirty days following the initial existence of the condition, and the Company has failed to cure such condition within 30 days of the date it received notice of the condition: (i) the Company assigning to the NEO duties materially inconsistent with the NEO's duties and responsibilities under this Agreement, including those management duties performed by the NEO, as an employee of the Company, for the Company or an affiliate of the Company; (ii) a unilateral reduction by the Company of the NEO's base salary, or any unilateral change in the basis upon which the NEO's base salary is determined or paid if the change is or will be materially adverse to the NEO, except where (x) such reduction or change is part of a general reduction in the base salary of all or substantially all of the members of management of the Company and which affects the NEO in substantially the same manner as the other members of the management of the Company who are also affected by such general reduction and (y) such change does not constitute more than ten percent (10%) of the NEO's base salary; (iii) the Company unilaterally relocating the NEO's principal location more than 100 miles from the NEO's current work location; or (iv) any material breach by the Company of any provision of the employment agreement, which is not cured by the Company within thirty (30) days following written notice from the NEO.
In addition, in the event of a Change of Control, treatment of time-based RSUs and Performance RSUs held by each NEO shall be governed in accordance with the New Share Incentive Plan and restricted awards issued pursuant to the Prior Share Incentive Plan held by each NEO shall be governed in accordance with the Prior Share Incentive Plan.

Quantitative Disclosure of Potential Payments Upon Termination or Change-in-Control
The estimated incremental payments from the Company to each of Messrs. Huet, Dahl, Antwi, Doolin and Seaberg, assuming the triggering event occurred on December 29, 2017, and the price per share of our common shares is the closing market price on the NYSE American as of December 29, 2017, are as follows (including all lump sum payment entitlements, as well as the value of all unvested option-based and share-based awards that would become vested). For termination without "just cause" or for "good reason" following a change of control, the calculation assumes that the change of control date is December 29, 2017:

Named Executive Officer	Termination without "just cause" (US$)	Termination without "just cause" or for "good reason" following "change of control" (US$)
Paul Huet
Cash severance entitlement(1)	1,738,800	1,738,800
Acceleration of equity awards(2)	1,144,057	1,144,057
Group Benefits entitlement(3)	62,472	62,472
Total Termination Entitlement	2,945,329	2,945,329

Barry Dahl
Cash severance entitlement(1)	601,333	601,333
Acceleration of equity awards(2)	373,414	373,414
Group Benefits entitlement(3)	49,957	49,957
Total Termination Entitlement	1,024,704	1,024,704

John Antwi
Cash severance entitlement(1)	400,400	400,400
Acceleration of equity awards(2)	200,619	200,619
Group Benefits entitlement(3)	40,590	40,590
Total Termination Entitlement	641,609	641,609

Michael Doolin
Cash severance entitlement(1)	720,233	720,233
Acceleration of equity awards(2)	422,575	422,575
Group Benefits entitlement(3)	30,019	30,019
Total Termination Entitlement	1,172,827	1,172,827

John Seaberg
Cash severance entitlement(1)	461,384	461,384
Acceleration of equity awards(2)	312,631	312,631
Group Benefits entitlement(3)	43,503	43,503
Total Termination Entitlement	817,518	817,518
Notes:

(1)	Represents cash payments based on base salary and target STIP Bonus amounts, as modified for length of service (other than for Mr. Huet).

(2)
Represents amounts received in respect of (i) stock options exercised upon accelerated vesting, where the value is based on the difference between the market price of our common shares underlying the options and the exercise price of the options as at December 29, 2017 and was converted from C$ to US$ based on the daily exchange rate on December 29, 2017, the last business day of the year, which was US$1.00 per C$1.2529; and (ii) cash payments for accelerated vesting of time-based RSUs and Performance RSUs, based on the closing price of our common shares of C$3.26 as listed on the TSX on December 29, 2017, the last trading date of the year on which the TSX was open.

(3)	Represents amounts received in respect of total Group Benefits, as modified for length of services (other than for Mr. Huet).

Compensation of Directors
Director Compensation Discussion and Analysis
A function of the Compensation and Governance Committee is to assist the Board in fulfilling its responsibilities relating to the compensation of the directors of the Company. The Compensation and Governance Committee is empowered to review the compensation levels and components of the Company's directors and to report and make recommendations thereon to the Board and to consider any other matters which, in the Compensation and Governance Committee's judgment, should be taken into account in reaching any recommendation to the Board concerning the compensation levels of the Company's directors.
The Board assumes responsibility for making final determinations on director compensation, although the Compensation and Governance Committee guides it in this role.
Prior to 2016, the Company did not have any non-cash compensation plans for its directors other than the possible grant of incentive stock options and restricted share grants under the then existing share compensation plan.
On May 13, 2016, the Company adopted the Klondex Deferred Share Unit Plan (the "Klondex DSU Plan") providing for the granting of deferred share units ("DSUs") to eligible directors of the Company. With the adoption of the Klondex DSU Plan, the Compensation and Governance Committee and the Board determined that share options will no longer be granted to non-employee directors.
The Klondex DSU Plan is intended to assist the Company in the recruitment and retention of qualified non-employee directors and further align the interests of the Company’s directors with its Shareholders. The Klondex DSU Plan is administered by the Compensation and Governance Committee. Under the Klondex DSU Plan, non-employee directors may receive a portion of their annual compensation in the form of DSUs. The value of a DSU is determined as the weighted average closing price of the Company's common shares on the TSX for the five consecutive trading days preceding such valuation date (the "DSU Value"). DSUs are fully vested at the time of grant and are retained until a director is separated or terminated from the Board, at which time the number of DSUs credited to such director's account multiplied by the DSU Value is to be paid out in cash. In the event the Company pays cash dividends, additional DSUs are to be credited to each director's account in an amount equal to the cash value that would have been received by the directors had the DSUs been held as common shares of the Company divided by the DSU Value. DSUs have no voting rights.

The above summary of the DSU Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the DSU Plan included as an exhibit to this Amendment.

For the 2017 financial year, the compensation for non-executive directors of the Company was set as follows: (i) an annual cash retainer of C$55,000 for each director of the Company, other than the Chairman; (ii) a grant of 22,523 cash-settled DSUs to each director of the Company (other than to the Chairman, who received 45,045 cash-settled DSUs); (iii) an annual cash retainer of C$10,000 for the chair of the Audit Committee; (iv) an annual cash retainer of C$5,000 for each member of the Audit Committee, other than the chair; (v) an annual cash retainer of C$10,000 for the chair of the Compensation and Governance Committee; (vi) an annual cash retainer of C$3,000 for each member of the Compensation and Governance Committee, other than the chair; (vii) an annual cash retainer of C$5,000 for the chair of the Mine Safety and Health Committee; (viii) an annual cash retainer of C$2,000 for each member of the Mine Safety and Health Committee, other than the chair; (ix) an annual cash retainer of C$5,000 for the chair of the ERM Committee; (x) an annual cash retainer of C$2,000 for each member of the Enterprise Risk Management Committee, other than the chair; (xi) an annual cash retainer of US$10,000 for the chair of the Independent Committee; and (xii) an annual cash retainer of US$5,000 for the members of the Independent Committee, other than the chair. In addition, the chair of the Legacy Committee is entitled to a cash fee of C$70,000 on an annual basis, payable quarterly on a pro-rated basis through August 7, 2017.
Mr. Richard J. Hall, the Chairman of the Klondex Board, entered into an agreement (the "Chairman Agreement") with the Company on September 12, 2014 relating to his services to the Company as Chairman. Pursuant to the Chairman Agreement, as compensation for acting as non-executive Chairman of the Klondex Board, Mr. Hall is entitled to an annual cash director's fee of US$125,000.
Pursuant to an agreement between a subsidiary of the Company and Hall Mineral Services LLC ("HMS"), a company controlled by Mr. Hall, (as amended and restated on June 17, 2015, the "Hall Agreement"), the Company agreed to pay to HMS an amount equal to C$5,000 per month as remuneration for additional services Mr. Hall provided to the Company in his capacity as a director of the

Company during the phase in which the Company was consolidating operating assets. The Hall Agreement can be terminated by either HMS or the Company upon 30 days' written notice to the other party. Payments under the Hall Agreement ceased as of July 1, 2017.
Director Compensation Table
The following table sets forth compensation provided to our directors, excluding directors who are included in disclosure for NEOs above, for the year ended December 31, 2017.

Name(1)(2)	Fees Earned or Paid in Cash(3) (US$)	Share Awards (4) (US$)	Total (US$)
Rodney Cooper	53,476	82,693	136,169
Mark J. Daniel	53,476	82,693	136,169
James Haggarty	54,673	82,693	137,366
Richard J. Hall(5)(6)	157,708	165,382	323,090
William Matlack	83,898	82,693	166,590
Charles Oliver	52,478	82,693	135,171
Blair Schultz	48,288	82,693	130,981
Notes:

(1)	Paul Huet does not receive compensation for acting as a director of the Company. All compensation paid by the Company to Mr. Huet is disclosed under "Summary Compensation Table" above.
(2)
In the case of Mr. Hall, all fees are paid in US$. In the case of Messrs. Cooper, Daniel, Haggarty, Matlack, Oliver, and Schultz, all fees are paid in C$, and the US$ value in this table is calculated using the noon exchange rate as of December 29, 2017, the last business day of the year, which was C$1.2529 per US$1.00.

(3)	Includes all fees awarded, earned or paid in cash for services as a director, including annual Board, committee and chair retainer fees.
(4)
These amounts represent the value of DSUs granted during 2017, based on the fair value of the award on the grant date calculated in accordance with FASB ASC 718 and converted from CAD to USD based on the noon exchange rate on December 29, 2017, the last business day of the year.

(5)	Mr. Hall's role as Chairman is a non-executive position and is on a part-time basis.
(6)
Fees received by Mr. Hall are paid by the Company under the Chairman Agreement in respect of Mr. Hall's services to the Company as Chairman of the Board and compensation paid by the Company to Mr. Hall under the Hall Agreement. Payments under the Hall Agreement ceased as of July 1, 2017.

Compensation Committee Interlocks and Insider Participation
As previously discussed, our Board has a Compensation and Governance Committee. Mark Daniel, Richard J. Hall and Charles Oliver served as members of our Compensation and Governance Committee during the year ended December 31, 2017. None of Mark Daniel, Richard J. Hall and Charles Oliver is or was an officer or employee of the Company during the year ended December 31, 2017, and none of them was formerly an officer of the Company. None of the aforementioned members of the Compensation and Governance Committee had any relationship requiring disclosure by us under any paragraph of Item 404 of Regulation S-K. There are no compensation committee interlocks between the Company and any other entity involving the Company or such entity’s executive officers or board members.
Compensation Committee Report
The Compensation and Governance Committee has reviewed and discussed with management the Company's Compensation Discussion and Analysis included herein. Based on such review and discussions, the Compensation and Governance Committee has recommended to the Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Submitted by the members of the Compensation and Governance Committee of the Board of Directors:
Mark Daniel, Chair
Richard J. Hall
Charles Oliver

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding the beneficial ownership of the Company's common shares as of April 18, 2018 by:
•each of the Company's NEOs;
•each of the Company's directors;
•all of the Company's executive officers and directors as a group; and

•	each person (including any "group") who is known by the Company to beneficially own more than 5% of the Company's issued and outstanding common shares of the Company.
Under SEC rules, "beneficial ownership'' for purposes of this table takes into account Common Shares as to which the individual has or shares voting and/or investment power as well as shares that may be acquired within 60 days (such as by exercising vested stock options) and is not necessarily indicative of beneficial ownership for any other purpose. Common Shares that may be acquired by an individual or group within 60 days pursuant to the exercise of options or warrants or the vesting of restricted share units or awards are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
Except as indicated in the footnotes to this table, to the best of the Company's knowledge, the persons and entities named in the table have sole voting and investment power with respect to all Common Shares shown as beneficially owned by them. Except as otherwise indicated, the address of each Shareholder is c/o Klondex Mines Ltd., 1055 West Hastings Street, Suite 2200, Vancouver, British Columbia, V6E 2E9.
The percentage of shares beneficially owned is computed on the basis of 179,665,705 Common Shares outstanding as of April 18, 2018.

Directors and Named Executive Officers	Amount and Nature of Beneficial Ownership	Percent of Class
Paul Huet(1)	845,876	*
Barry Dahl(2)	402,892	*
John Antwi(3)	146,364	*
Michael Doolin(4)	334,093	*
Rodney Cooper(5)	234,987	*
Mark Daniel(6)	70,316	*
James Haggarty(7)	294,270	*
Richard Hall(8)	569,625	*
William Matlack(9)	1,419,488	*
Charles Oliver(10)	145,046	*
Blair Schultz(11)	1,044,333	*
All directors and executive officers as a group (11 individuals)(12)	5,507,290	3.07%
5% Shareholders
Van Eck Associates Corporation(13)	10,596,964	5.90%
666 Third Ave - 9th Fl, New York, New York 10017
Sentry Investments Corp. et al.(14)	12,963,900	7.22%
199 Bay Street, Suite 2700, Commerce Court West, PO Box 108
Toronto, Ontario M5L 1E2
US Global Investors Inc. et al,(15)	11,606,500	6.46%
7900 Callaghan Road, San Antonio, Texas 78229
Cambridge Global Asset Management(16)	25,655,311	14.28%
A Business unit of CI Investments Inc.
2 Queen Street East, Twentieth Floor
Toronto, Ontario M5C 3G7

Waterton(17)	18,604,814	10.36%
The principal business address of each of WGRM Inc., Wells,
Brandon, Toor, Schoor, and Elishis is Commerce Court West,
199 Bay Street, Suite 5050
Toronto, Ontario, M5L 1E2, Canada
The principal business address of each Waterton Mining LP, Waterton
Mining GP, Waterton Fund II,
WGRM LP and WGRM Corp. is Ugland House, Grand Cayman,
Cayman Islands, KY1-1104
The principal business address of Waterton Nevada is
9650 Gateway Drive, Suite 202, Reno, NV 89521
Blackrock, Inc.(18)	12,923,238	7.19%
55 East 52nd Street
New York, NY 10055
Hecla Mining Company(19)	47,885,883	26.65%
6500 North Mineral Drive, Suite 200
Coeur d' Alene, Idaho 83815
* Less than 1%
(1) )Represents 495,876 Klondex Shares and 350,000 stock options exercisable through June 30, 2018.
(2))Represents 195,725 Klondex Shares and 207,167 stock options exercisable through June 30, 2018.
(3))Represents 26,364 Klondex Shares and 120,000 stock options exercisable through June 30, 2018.
(4))Represents 86,093 Klondex Shares and 248,000 stock options exercisable through June 30, 2018.
(5))Represents 208,320 Klondex Shares and 26,667 stock options exercisable through June 30, 2018.
(6))Represents 36,983 Klondex Shares and 33,333 stock options exercisable through June 30, 2018.
(7))Represents 114,270 Klondex Shares and 180,000 stock options exercisable through June 30, 2018.
(8))Represents 109,625 Klondex Shares and 180,000 stock options exercisable through June 30, 2018.
(9))Represents 1,222,488 Klondex Shares and 197,000 stock options exercisable through June 30, 2018.
(10))Represents 45,046 Klondex Shares and 100,000 stock options exercisable through June 30, 2018.
(11))Represents 564,333 Klondex Shares and 480,000 stock options exercisable through June 30, 2018.
(12))Represents 3,105,123 Klondex Shares and 2,402,167 stock options exercisable through June 30, 2018.
(13)Based upon information regarding Company holdings reported by way of a Schedule 13G filed by Van Eck Associates Corporation with the SEC on April 9, 2018. Van Eck Associates Corporation has sole voting power with respect to 10,330,064 common shares and sole dispositive power with respect to 10,596,964 common shares.

(14)Based upon information regarding Company holdings reported by way of Schedule 13G filed on February 14, 2018, by Sentry Investments Corp. ("SIC"), Sentry Investments Inc. ("SII") and Sentry Precious Metals Fund ("SPMF"), collectively "Sentry". Sentry has sole voting power and sole dispositive power with respect to 12,963,900 common shares. SII, a wholly-owned subsidiary of SIC, has sole voting power and sole dispositive power with respect to 12,963,900 common shares and is manager and trustee of SPMF, which has sole voting power and sole dispositive power with respect to 9,540,100 common shares.

(15)Based upon information regarding Company holdings reported by way of a Schedule 13G filed on February 18, 2014, by Frank E. Holmes (“Holmes”), U.S. Global Investors, Inc. (“USGI”) and U.S. Global Investors World Precious Minerals Fund (“WPMF”), collectively “US Global". US Global has sole voting power and sole dispositive power with respect to 11,606,500 common shares. Holmes is the CEO and controlling shareholder of USGI. USGI has sole voting power and sole dispositive power with respect to 11,606,500 common shares and is manager of WPMF, which has sole voting power and sole dispositive power with respect to 2,575,000 common shares,.

(16)Based upon information regarding Company holdings reported by way of an alternative monthly report December 10, 2017 filed on behalf of CI Investments Inc. with the applicable Canadian provincial securities regulators under the alternative monthly reporting system of National Instrument 62-103. This filing indicates that Cambridge Global Asset Management exercises control over but not ownership of 25,655,311 common shares.

(17)Based upon information regarding Company holdings reported by way of a Schedule 13G filed on March 5, 2018 by (i) Waterton Mining Parallel Fund Offshore Master, LP (“Waterton Mining LP”), (ii) Waterton Mining Parallel Fund Offshore GP Corp. (“Waterton Mining GP”), (iii) Waterton Global Resource Management, Inc. (“WGRM Inc.”), (iv) Waterton Nevada Splitter, LLC (“Waterton Nevada”), (v) Waterton Precious Metals Fund II Cayman, LP (“Waterton Fund II”), (vi) Waterton Global Resource Management, LP (“WGRM LP”), (vii) Waterton Global Resource Management Cayman Corp. (“WGRM Corp.”), (viii) Richard J. Wells (“Wells”), (ix) Cheryl Brandon (“Brandon”), (x) Kanwaljit Toor (“Toor”), (xi) Kalman Schoor (“Schoor”) and (xii) Isser Elishis (“Elishis”). Each of WGRM Inc., Wells, Brandon, Toor, Schoor and Elishis has shared voting power and shared dispositive power with respect to 18,604, 814. Each of Waterton Fund II, WGRM LP and WGRM Corp. has shared voting power and shared dispositive power with respect to 13,107,754 common shares. Each of Waterton Mining LP and Waterton Mining GP has shared voting power and shared dispositive power with respect to 5,497,060 common shares, and Waterton Nevada has shared voting power and shared dispositive power with respect to 7,600,000. Waterton Mining GP is the general partner of Waterton Mining LP.  WGRM Inc. is the sole shareholder of Waterton Mining GP and also provides investment advisory services to Waterton Mining LP.  Elishis is the sole manager of Waterton Nevada.  Waterton Fund II is the holder of a majority of the outstanding membership interests of Waterton Nevada.  WGRM LP is the general partner of Waterton Fund II.  WGRM Corp. is the general partner of WGRM LP.  WGRM Inc. is the sole shareholder of WGRM Corp. and also provides investment advisory services to Waterton Fund II.  Wells, Brandon, Toor, Schoor and Elishis are the shareholders of WGRM Inc. and collectively, indirectly have the voting and dispositive power of the common shares beneficially owned by Waterton Mining LP, the common shares beneficially owned by Waterton Nevada (including 5,000,000 common shares of Klondex issuable upon exercise of Klondex warrants beneficially owned by Waterton Nevada) and the common shares beneficially owned by Waterton Fund II.

(18)Based upon information regarding Company holdings reported by way of a Schedule 13G filed by BlackRock Inc. with the SEC on February 1, 2018. BlackRock Inc. has sole voting power with respect to 12,135,145 common shares and sole dispositive power with respect to 12,923,238 common shares.

(19)Based upon information regarding Company holdings by way of a Schedule 13D filed by Hecla Mining Company (“Hecla”) with the SEC on March 23, 2018. All of the 47,885,883 shares reported above are collectively directly owned or may be deemed to be owned or are controlled by Sentry Investments Inc., CI Investments Inc., William Matlack, Blair Schultz, Paul Huet, Richard Hall, Barry Dahl, James Haggarty, and Rodney Cooper. In connection with the Acquisition, Hecla has entered into agreements with each of the aforementioned persons or entities, as more particularly described “Item 13. Certain Relationships and Related Transactions, and Director Independence - Certain Relationships and Related Person Transactions - Pending Transaction with Hecla Mining Company.” Hecla has no sole voting power or sole dispositive power over any of the shares. As a result of such agreements, Hecla has, or may be deemed to have, shared voting power over the 47,885,883 common shares and shared dispositive power over the 47,885,883 common shares.

Securities Authorized for Issuance Under Equity Compensation Plans.
The following table provides information as of December 31, 2017, regarding compensation plans under which equity securities of the Company are authorized for issuance.

	December 31, 2017
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)	Weighted average exercise price or grant date fair value of outstanding options, warrants, and rights (C$)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Share Option and Restricted Share Unit Plan (the "New Share Incentive Plan")
Restricted share units(1)	1,721,305	5.24	5,220,484
Share options	300,000	$6.60	9,954,033
Share Incentive Plan (the "Prior Share Incentive Plan")
Restricted share units	242,809	3	0
Share options	3,767,583	$2.47	0
Equity compensation plans not approved by security holders:	0	0	0
Total	6,031,697	$2.78	9,954,033

(1) Includes awards subject to time-based vesting and performance-based vesting.
(2) The maximum number of common shares available for grant under the New Share Incentive Plan is equal to 8.9% of the common shares then outstanding less the aggregate number of common shares reserved for issuance under all current and prior share-based compensation plans. Additionally, the maximum number of common shares available for issuance pursuant to grants under the restricted share unit plan is subject to a sub-cap and cannot exceed 4.0% of the total number of common shares outstanding at the time of grant of the applicable award.

Change in Control
As described elsewhere in this Amendment, on March 16, 2018, we entered into the Arrangement Agreement with Hecla for the Acquisition. Consummation of the Acquisition will result in a change in control of our Company. For additional information regarding the Arrangement Agreement and Acquisition, see “Certain Relationships and Related Transactions, and Director Independence - Certain Relationships and Related Person Transactions - Pending Transaction with Hecla Mining Company.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Person Transactions
Pending Transaction with Hecla Mining Company
The Arrangement Agreement
On March 16, 2018, we entered into the Arrangement Agreement with Hecla and 1156291 B.C. Unlimited Liability Company, a wholly-owned subsidiary of Hecla, pursuant to which Hecla will acquire all of the outstanding Klondex Shares, and Klondex’s Shareholders will receive, for each Klondex Share, consideration with a value of US$2.71. The consideration will consist of (i) the equivalent of US$2.47 in either cash only, Hecla Shares only, or a combination of cash and Hecla Shares, plus (ii) the equivalent of US$0.24 in shares of a new company formed to hold Klondex’s Canadian assets (the “Spinco Shares”).
Under the terms of the Arrangement Agreement, with respect to the portion of the consideration described in (i) above, Klondex’s Shareholders may elect to receive, for each Klondex Share, either (i) US$2.47 in cash (the “Cash Alternative”), or (ii) 0.6272 of a Hecla Share (the “Share Alternative”), or (iii) US$0.8411 in cash and 0.4136 of a Hecla Share (the “Combined Alternative”). The Cash Alternative and Share Alternative are subject to proration based on a maximum total cash consideration of US$157,410,417 and a maximum total number of Hecla Shares of 77,411,859. Klondex’s Shareholders who fail to properly elect either the Cash Alternative or the Share Alternative will be deemed to have elected the Combined Alternative.
If all of Klondex’s Shareholders elected either the Cash Alternative or the Share Alternative, as a result of proration, each Klondex Shareholder would be entitled to receive, for each Klondex Share, US$0.8411 in cash and 0.4136 of a Hecla Share, in addition to US$0.24 in Spinco Shares. The US$0.24 in Spinco Shares will amount to 0.125 of a Spinco Share (after giving effect to a 1-for-8 share consolidation of Spinco Shares).
The Arrangement Agreement contains certain termination provisions requiring payment by one party to the other party depending on the circumstances of the termination. Certain terminations require Klondex to pay a termination fee of US$21 million to Hecla and other terminations require Klondex to reimburse Hecla for Hecla’s reasonable and documented out-of-pocket expenses incurred in connection with the transactions contemplated by the Arrangement Agreement. Terminations under certain circumstances require Hecla to pay a termination fee of US$21 million to Klondex.
The Arrangement Agreement contains provisions regarding the treatment of Klondex’s options, RSUs, DSUs and warrants in connection with the Arrangement Agreement, as well as limited representations, warranties and covenants. The Arrangement Agreement has been approved by our Board and the Acquisition is expected to close in the second quarter of 2018, subject to certain conditions, including, among others, approval by the Supreme Court of British Columbia, receipt of certain other regulatory approvals and approval by our Shareholders at an annual and special meeting.
The foregoing description of the Arrangement Agreement does not purport to be complete and is qualified in its entirety by the full text of the Arrangement Agreement, which is filed as an exhibit to this Amendment
In connection with the Acquisition, Hecla entered into (i) a support letter agreement with Sentry Investments Inc. (“Sentry”), dated March 15, 2018 (the “Sentry Agreement”); and (ii) a support letter agreement with CI Investments Inc. (“CI”), dated March 16, 2018 (the “CI Agreement”).
Hecla also entered into separate voting agreements with each of William Matlack, Blair Schultz, Paul Huet, Richard Hall, Barry Dahl, James Haggarty, and Rodney Cooper (collectively, the “Individual Shareholders,”), each dated as of March 16, 2018 (collectively, the “Voting Agreements”).
Additionally, Hecla entered into separate support agreements, each dated March 16, 2018 (collectively, the "Support Agreements") with each of Brian Morris, Charles Oliver, John Antwi, Mark Daniel, and Michael Doolin (collectively the “Supporting Shareholders”).
We refer to Sentry, CI, the Individual Shareholders, and the Supporting Shareholders collectively as the “Shareholder Group.” We refer to the Sentry Agreement, the CI Agreement, the Voting Agreements, and the Support Agreements collectively as the “Shareholder Group Agreements.”
Information regarding the beneficial ownership of our common shares by each of the aforementioned parties, except Brian Morris, is set forth under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” As of April 18, 2018, Brian Morris beneficially owned 337,000 of our common shares.
William Matlack, Blair Schultz, James Haggarty, Rodney Cooper, Mark Daniel and Charles Oliver are members of our Board. Richard Hall is our Chairman and a member of our Board. Paul Huet is our President and Chief Executive Officer, and a member of our Board, and Barry Dahl is our Chief Financial Officer. Brian Morris, John Antwi, and Michael Doolin are executive officers of our Company. Sentry is the beneficial owner of more than five percent of our common shares.

Pursuant to the Sentry Agreement, Sentry has agreed, among other things, (i) to vote or cause to be voted all of our common shares over which Sentry exercises control (the “Sentry Shares”) in favor of the Acquisition, (ii) to not exercise any rights of dissent provided under the Arrangement Agreement, any applicable laws or otherwise, (iii) to not sell, option, transfer or otherwise encumber the Sentry Shares, and (iv) to not solicit a competing transaction or otherwise knowingly take any action which is reasonably likely to reduce the likelihood of success of the Acquisition.
Pursuant to the CI Agreement, CI has agreed, among other things, (i) to vote or cause to be voted all of our common shares over which CI exercises control (the “CI Shares”) in favor of the Acquisition, (ii) to not exercise any rights of dissent provided under the Arrangement Agreement, any applicable laws or otherwise, (iii) to not sell, option, transfer or otherwise encumber the CI Shares, and (iv) to not solicit a competing transaction or otherwise knowingly take any action which is reasonably likely to reduce the likelihood of success of the Acquisition.
Pursuant to each Voting Agreement, the Individual Shareholder has agreed to, among other things, vote or cause to be voted the common shares of the Company that such Individual Shareholder beneficially owns, as set forth in such Individual Shareholder’s Voting Agreement (i) in favor of the approval of the Arrangement Agreement and the transactions contemplated therein, at every meeting of our Shareholders at which such matters are considered; and (ii) against any “acquisition proposal” (as such term is defined in the Arrangement Agreement) and certain other actions, proposals, transactions or agreements that may reduce the likelihood of success of the Acquisition, as more particularly described in each Voting Agreement.
Pursuant to each Support Agreement, each Supporting Shareholder has agreed not to, among other things, (i) solicit or otherwise facilitate, or enter into or otherwise engage in any substantive discussions or negotiations regarding any inquiry or proposal that constitutes or reasonably may be expected to lead to an “acquisition proposal” (as defined in the Arrangement Agreement), (ii) directly or indirectly sell, transfer, assign, grant a participation interest in, option, pledge, hypothecate, grant a security interest in or otherwise convey or encumber any of our common shares beneficially owned by such Supporting Shareholder (“Supporting Shares”), and (iii) take any other action of any kind which would reasonably be expected to reduce the success of, or delay or interfere with the completion of, the transactions contemplated by the Arrangement Agreement.
The foregoing descriptions of the Sentry Agreement, CI Agreement, Voting Agreements and Support Agreements are intended as summaries and do not purport to be complete.

Review, Approval or Ratification of Transactions with Related Persons
In accordance with its charter, the Audit Committee is responsible for reviewing all related person transactions, including current or proposed transactions in which the Company was or is to be a participant, the amount involved exceeds US$120,000 and a related person had or will have a direct or indirect material interest. The Audit Committee does not currently have a written related party transaction policy but its practice is to consider relevant facts and circumstances in determining whether or not to approve or ratify such a transaction, such as: (i) the nature of the related person's interest in the transaction; (ii) the terms of the transaction; (iii) the relative importance (of lack thereof) of the transaction to the Company; (iv) the materiality and character of the related person's interest, including any actual or perceived conflicts of interest; and (v) any other matters the Audit Committee deems appropriate. Based on its consideration of all of the relevant facts and circumstances, the Audit Committee decides whether or not to approve such transactions and approves only those transactions that are deemed to be in the overall best interests of the Company.
In addition, in accordance with applicable laws, if any actual or potential conflict of interest arises for a director, the director is required by law to declare his or her interest in and refrain from voting on any matter in which he or she may have a conflict of interest.
Director Independence
The Board has determined that each of Rodney Cooper, Mark J. Daniel, James Haggarty, Richard J. Hall, William Matlack, Charles Oliver and Blair Schultz are independent pursuant to the listing standards of the NYSE American. Paul Huet is not independent due to his employment with the Company.
The table below reflects the current membership of the Audit Committee and Compensation and Governance Committee of the Company. All directors are independent pursuant to the NYSE American listing standards applicable to the specific committees on which they serve.

	Audit	Compensation
Directors	Committee	and Governance Committee
James Haggarty	C
Rodney Cooper	X
William Matlack	X
Mark Daniel		C
Richard J. Hall		X
Charles Oliver		X

“C”  Denotes member and chair of committee
“X”  Denotes member

Item 14. Principal Accountant Fees and Services
Fees billed by PricewaterhouseCoopers LLP ("PwC") to the Company for the years ended December 31, 2017 and 2016 are included in the following table. All services and fees were pre-approved by the Audit Committee.

	Year ended December 31,
Item	2017	2016
Audit Fees(1)	$594,978	$478,574
Audit-Related Fees(2)	—	7,741
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$594,978	$486,315
(1) "Audit Fees" are the aggregate fees billed by PwC for the audit of the Company's consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements and fees billed for procedures performed relating to prospectus filings and registration statements which incorporate audit reports previously issued by PwC. Audit fees are billed and paid in Canadian dollars. The amounts reported are converted from Canadian dollars to U.S. dollars based on the Canadian and U.S. dollar exchange rates.

(2) "Audit-Related Fees" are the aggregate fees billed by PwC for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees". This category comprises fees billed for assessment and testing of, and making recommendations for improvements in, internal control over financial reporting. These fees are billed and paid in Canadian dollars. The amounts reported are converted from Canadian dollars to U.S. dollars based on the Canadian and U.S. dollar exchange rates.

(3) "Tax Fees" are the aggregate fees billed by PwC for tax compliance, tax advice and tax planning.
(4) "All Other Fees" are the aggregate fees billed in each of the last two fiscal years for products and services provided by PwC, other than the services reported under clauses 1 to 3 above.
Pre-Approval Policies and Procedures
The Audit Committee mandate provides that the Audit Committee is responsible for recommending to the Board the selection of the external auditors, subject to annual shareholder approval, and overseeing the work of the external auditors. In addition, the Audit Committee reviews and recommends to the Board the compensation of the external auditors. The Audit Committee also has responsibility for pre-approving the retention of the independent auditor for all audit and non-audit services the independent auditors are permitted to provide the Company and approve the fees for such services, other than any de minimis non-audit services allowed by applicable law or regulation. All audit and non-audit services (being services other than services rendered for the audit and review of the financial statements or services that are normally provided by the external auditor in connection with statutory and regulatory filings or engagements) which are proposed to be provided by the external auditors to the Company or any subsidiary of the Company shall be subject to the prior approval of the Audit Committee.
The Audit Committee may form and delegate authority to subcommittees consisting of one or more independent members of the Audit Committee, when appropriate, including the authority to grant pre-approvals of permitted audit and non-audit services, provided that decisions of such a subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)(3) Exhibits

EXHIBIT INDEX

Exhibit		Filed with this		Incorporated by Reference
Number	Exhibit Title	Form 10-K/A	Form	File No.	Exhibit	Date Filed
2.1	Stock Purchase Agreement dated December 4, 2013, between Newmont USA Limited, Klondex Holdings (USA) Inc., and Klondex Mines Ltd.		8-K	001-37563	2.1	3/15/2017
2.2#*	Membership Interest Purchase Agreement dated July 25, 2016, among Waterton Precious Metals Fund II Cayman, LP, Waterton Nevada Splitter, LLC, Klondex Holdings (USA) Inc., and Klondex Mines Ltd.		8-K/A	001-37563	2.1	7/27/2017
2.3#*	Asset Purchase Agreement dated December 16, 2015, among Klondex Canada Ltd., Klondex Mines Ltd. and Shoreline Gold Inc.		8-K/A	001-37563	2.2	7/27/2017
2.4*	Arrangement Agreement dated March 16, 2018		8-K	001-37563	2.1	3/19/2018
3.1	Notice of Articles of Klondex Mines Ltd.		S-8	333-215156	4.1	12/16/2016
3.2	Articles of Klondex Mines Ltd.		S-8	333-215156	4.1	12/16/2016
10.1#	Gold Purchase Agreement dated February 11, 2014, between Klondex Mines Ltd. and Franco-Nevada GLW Holdings Corp.		8-K/A	001-37563	10.5	7/27/2017
10.2#	Secured Revolving Facility Agreement dated March 23, 2016, between Klondex Mines Ltd. certain subsidiaries of Klondex Mines Ltd., and Investec Bank PLC		8-K/A	001-37563	10.1	7/27/2017
10.3	First Amendment to Secured Revolving Facility Agreement between Klondex Mines Ltd. certain subsidiaries of Klondex Mines Ltd., and Investec Bank PLC dated October 28, 2016		8-K/A	001-37563	10.2	7/27/2017
10.4	Second Amendment to Secured Revolving Facility Agreement between Klondex Mines Ltd. certain subsidiaries of Klondex Mines Ltd., and Investec Bank PLC dated March 6, 2017		8-K/A	001-37563	10.3	7/27/2017
10.5#	Third Amendment to Secured Revolving Facility Agreement between Klondex Mines Ltd. certain subsidiaries of Klondex Mines Ltd., and Investec Bank PLC dated March 31, 2017		8-K/A	001-37563	10.4	7/27/2017
10.6	Fourth Amendment to Secured Revolving Facility Agreement between Klondex Mines Ltd. certain subsidiaries of Klondex Mines Ltd., and Investec Bank PLC dated December 21, 2017		10-K	001-37563	10.6	3/14/2018
10.7	Fifth Amendment to Secured Revolving Facility Agreement between Klondex Mines Ltd. certain subsidiaries of Klondex Mines Ltd., and Investec Bank PLC dated February 13, 2018		10-K	001-37563	10.7	3/14/2018

10.8†	Employment Agreement - Paul Huet		8-K	001-37563	10.2	3/15/2017
10.9†	Employment Agreement - Barry Dahl		8-K	001-37563	10.1	3/15/2017
10.10†	Employment Agreement - John Seaberg		8-K	001-37563	10.3	3/15/2017
10.11†	Employment Agreement - Michael Doolin		8-K	001-37563	10.5	3/15/2017
10.12†	Employment Agreement - Brian Morris		8-K	001-37563	10.4	3/15/2017
10.13†	Employment Agreement - John Antwi		8-K	001-37563	10.7	3/15/2017
10.14†	Employment Agreement - Brent Kristof		8-K	001-37563	10.6	3/15/2017
10.15†	Klondex Mines Ltd. Share Option and Restricted Share Unit Plan		6-K	001-37563	Schedule B of Exhibit 99.2	5/19/2016
10.16†	Klondex Mines Ltd. Deferred Share Unit Plan		10-K	001-37563	10.12	3/23/2017
10.17†	Klondex Mines Ltd. Share Incentive Plan		S-8	333-215156	4.2	12/16/2016
21.1	Subsidiaries of Klondex Mines Ltd.		10-K	001-37563	21.1	3/14/2018
23.1	Consent of PricewaterhouseCoopers LLP		10-K	001-37563	23.1	3/14/2018
23.2	Consent of Practical Mining LLC		10-K	001-37563	23.2	3/14/2018
23.3	Consent of Mark Odell		10-K	001-37563	23.3	3/14/2018
23.4	Consent of Laura Symmes		10-K	001-37563	23.4	3/14/2018
23.5	Consent of Sarah Bull		10-K	001-37563	23.5	3/14/2018
23.6	Consent of Adam Knight		10-K	001-37563	23.6	3/14/2018
23.7	Consent of Brian Morris		10-K	001-37563	23.7	3/14/2018
23.8	Consent of Robert Thomason		10-K	001-37563	23.8	3/14/2018
23.9	Consent of John Rust		10-K	001-37563	23.9	3/14/2018
23.10	Consent of William Stone		10-K	001-37563	23.10	3/14/2018
23.11	Consent of Fred Brown		10-K	001-37563	23.11	3/14/2018
23.12	Consent of Alfred Hayden		10-K	001-37563	23.12	3/14/2018
23.13	Consent of David Orava		10-K	001-37563	23.13	3/14/2018
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)		10-K	001-37563	31.1	3/14/2018
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)		10-K	001-37563	31.2	3/14/2018
31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	X
31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350		10-K	001-37563	32.1	3/14/2018
95.1	Mine Safety Disclosure		10-K	001-37563	95.1	3/14/2018
99.1	Amended and Restated Technical Report titled “Preliminary Feasibility Study for the Midas Mine, Elko County, Nevada” dated April 2, 2015, with an effective date of August 31, 2014		40-F	001-37563	99.115	9/21/2015
99.2	Amended and Restated Technical Report titled “Technical Report and Pre-Feasibility Study for the Hollister Underground Mine, Elko County, Nevada” dated August 9, 2017, with an effective date of May 31, 2017		8-K	001-37563	99.1	8/10/2017

99.3	Amended and Restated Technical Report titled “Technical Report for the Fire Creek Project, Lander County, Nevada, Amended” dated March 2, 2018, with an effective date of November 30, 2017	8-K	001-37563	99.1	3/5/2018
99.4	Technical Report titled “Technical Report for the True North Mine, Bissett, Manitoba, Canada” dated May 12, 2017, with an effective date of March 31, 2017	8-K	001-37563	99.1	5/18/2017
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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and Rule 12b-15 thereunder, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

KLONDEX MINES LTD.
Dated:	April 30, 2018
		By:	/s/ Paul Andre Huet
Paul Andre Huet
Chief Executive Officer